Form 10-Q
period 2011-03-31
GIA INVESTMENTS CORP.
filed 2011-05-16
CIK 1500497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

GIA Investments Corp.
(Exact name of registrant as specified in its charter)

4790 Caughlin Pkwy, Ste 387 Reno, NV 89519 775-851-7397 or 775-201-8331 fax (Company address)

Nevada	42-1772642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Agent For Service: Howtogopublic.com 18124 Wedge Pkwy, Ste 1050 Reno, NV 89511 Phone: +1 (775) 851-7397 Fax: +1 (775) 201-8331

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,250,000 common shares issued and outstanding as of May 13, 2011.

PART I

ITEM 1.  FINANCIAL STATEMENTS

GIA INVESTMENTS CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FOR THE PERIOD ENDED
MARCH 31, 2011

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets
Cash in Bank	$69,724	$29,867
Total Assets	$69,724	$29,867

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	$-	$-

Stockholders' Equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 28,250,000 shares issued and outstanding	28,250	28,250
Additional paid-in capital	146,750	146,750
Stock subscription receivable	(35,000)	(125,000)
Deficit accumulated during the development stage	(70,276)	(20,133)
Total stockholders' equity	69,724	29,867

Total Liabilities and Stockholders' Equity	$69,724	$29,867

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH MARCH 31, 2011
(UNAUDITED)

		Accumulated from
	Three Months Ended	July 6, 2010 (Inception)
	March 31, 2011	through March 31, 2011

General and administrative expenses	$50,143	$70,276

Net loss	$(50,143)	$(70,276)

Net Loss Per Share-
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	28,000,000	25,977,612

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH MARCH 31, 2011
(UNAUDITED)

			Additional	Stock	Accumulated Deficit
	Common Stock		Paid-in	Subscription	During the
	Share	Amount	Capital	Receivable	Development Stage	Total

Issuance of common stock to founders	28,000,000	$28,000	$22,000	$-	$-	$50,000

Issuance of common stock for cash	250,000	250	124,750	(125,000)	-	-

Net loss	-	-	-	-	(20,133)	(20,133)

Balance, December 31, 2010	28,250,000	28,250	146,750	(125,000)	(20,133)	29,867

Receipts of capital	-	-	-	90,000	-	90,000

Net loss	-	-	-	-	(50,143)	(50,143)

Balance, March 31, 2011	28,250,000	$28,250	$146,750	$(35,000)	$(70,276)	$69,724

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2011
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH MARCH 31, 2011

		Accumulated from
	Three Months Ended	July 6, 2010 (Inception)
	March 31, 2011	through March 31, 2011
Cash flows from operating activities
Net loss	$(50,143)	$(70,276)

Cash flows from investing activities	-	-

Cash flows from financing activities
Capital contribution	90,000	140,000

Net change in cash	39,857	69,724

Cash and cash equivalents
Beginning	29,867	-
Ending	$69,724	$69,724

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-
Income tax	$-	$-
Stock subscription receivable	$35,000	$(35,000)

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 1-  NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form S-1 for the year ended December 31, 2010.

Nature of Business

GIA Investments Corp, a company in the developmental stage (the “Company” or “GIA”), was incorporated on July 6, 2010 in the State of Nevada. The Company‘s business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, or joint venture. The Company has not conducted business operations nor had revenues from operations since its inception.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2011, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

NOTE 2- RELATED PARTY TRANSACTIONS

On January 2011, the Company entered into a service agreement with GIA Consultants Ltd, a company controlled by an officer and director of the Company, to represent the Company in Asia and to seek and investigate business opportunities to acquire properties or businesses through purchase, merger, or exchange of stock. The service agreement will expire on December 31, 2011. The monthly service fee is $10,000. The service expense under this service agreement amounted to $30,000 for the three-month period ended March 31, 2011.

******

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Introduction

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of GIA INVESTMENTS CORP.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. As used in this Quarterly Report, the terms "we", "us", "our", “Registrant”, and “the Company” mean GIA INVESTMENTS CORP

GIA INVESTMENTS CORP was incorporated in the State of Nevada on July 6, 2010.

NATURE OF BUSINESS

GIA Investments Corp, a company in the developmental stage (the “Company” or “GIA”), was incorporated on July 6, 2010 in the State of Nevada. The Company has not conducted business operations nor had revenues from operations since its inception. The Company‘s business plan is to seek, investigate, and assist small to medium sized Asian companies enter the US equity markets. We will be looking for small profitable companies in a growth industry.  We wish to deal with management who share our vision of growth within reason.  We would tend to shy away from a management team that appears to be in the business for the “short haul”.  Managements character will play a big part in the decision making process.  The company will be charging various fees for its consulting service and some of those fees may come in the form of equity in the company.

There are hundreds of thousands small to mid-size businesses in the China marketplace that can benefit from the services GIA offers.  GIA will help educate these businesses as to the many benefits available to their companies as a publicly traded company in the United States, specifically the OTCBB.  GIA is going to put a team of bi-lingual professionals together and offer its services as a “package” to its clients. We feel we can offer a “turnkey” process for Asian companies to participate in the equity markets in the United States thru a listing on the OTCBB.  We will assist them in being incorporated in the US, help them thru the Registration process, and introduce them to market makers, auditors and Legal representation.

WHERE YOU CAN FIND US

Our offices are located at:
GIA Investments Corp.
Room 205, 199 Urumqi North Road
Jing’an Zone
Shanghai, China

GIA INVESTMENTS CORP

For Service
United States
4790 Caughlin Pkwy, Ste 387
Reno, NV 89519
775-851-7397

Results of Operations for the three months ended March 31, 2011.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.
Operating Expenses

Operating expenses during the three months ended March 31, 2011 totaled $50,143 as compared to operating expenses totaling $70,276 July 6, 2010 (inception) to March 31, 2011. The increase in 2011 as compared to 2010 resulted primarily from professional fees incurred related to our public company filing obligations

Net Loss

Net losses for the three months ended was $50,143.  The increase in the net loss is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

As of March 31, 2011, we had working capital of $69,724

Operating expenses during the three months ended March 31, 2011 totaled $50,143 as compared to operating expenses totaling $70,276 July 6, 2010 (inception) to March 31, 2011. The increase in 2011 as compared to 2010 resulted primarily from professional fees incurred related to our public company filing obligations

Net cash provided by financing activities during the three months ended March 31, 2011 was 3$9,857

No shares were sold and no warrants were exercised during the three months ended March 31, 2011.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets, including cash of $69,724. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2010 and the three months ended as of March 31, 2011.

SHORT TERM

On a short-term basis, we have generated no revenues to cover operations.  However, we will have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of public offering or private placement proceeds.

As noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next twelve months, which will require us to raise additional external funds through the sale of additional equity or debt securities.  Currently, we have no plans in place for additional capital. In any event, we expect that unless our sales increase significantly, we will need to raise additional funds over the next 12 months to finance the costs of establishing the corporate infrastructure and related expenses, as well as sales and marketing expenses to support our introduction of our brands. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies and Estimates

Our critical accounting policies are as follows:

Derivative Instruments

The Company’s note payable contains terms with constitute a derivative liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 and require bifurcation from the host instrument.  As required by FASB ASC 815, these instruments are required to be measured at fair value in its financial statements.  Changes in the fair value of the derivative liabilities from period to period are charged to derivative income (expense) as incurred.

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended December 31, 2009.  There was no impact to the consolidated financial results as this change is disclosure-only in nature. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or through the quarter ended March 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 15d-14 (a) Certification by Principal Executive Officer
31.2	Rule 15d-14 (a) Certification by Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIA Investments Corp
(Registrant)

By: /s/ Heer Hsiao

Chairman and CEO
 In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heer Hsiao	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	May 13, 2011