Form 10-Q
period 2011-06-30
GIA INVESTMENTS CORP.
filed 2011-08-11
CIK 1500497

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ x  ]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,250,000 common shares issued and outstanding as of May 13, 2011.

PART I

ITEM 1.  FINANCIAL STATEMENT

GIA INVESTMENTS CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2011

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets
Cash in Bank	$67,401	$29,867
Total Assets	$67,401	$29,867

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	$-	$-

Stockholders' Equity
Common stock, $0.001 par value, 50,000,000 shares
authorized, 28,250,000 shares issued and outstanding	28,250	28,250
Additional paid-in capital	146,750	146,750
Stock subscription receivable	(2,000)	(125,000)
Deficit accumulated during the development stage	(105,599)	(20,133)
Total stockholders' equity	67,401	29,867

Total Liabilities and Stockholders' Equity	$67,401	$29,867

The accompanying notes are an integral part of these financials statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2011
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH JUNE 30, 2011
(UNAUDITED)

			Accumulated from
	Six Months Ended	Three Months Ended	July 6, 2010 (Inception)
	June 30, 2011	June 30, 2011	through June 30, 2011

General and administrative expenses	$85,466	$35,323	$105,599

Net Loss	$(85,466)	$(35,323)	$(105,599)

Net Loss Per Share-
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	28,250,000	28,250,000	26,553,621

The accompanying notes are an integral part of these financials statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH JUNE 30, 2011
(UNAUDITED)

			Additional	Stock	Accumulated Deficit
	Common Stock		Paid-in	Subscription	During the
	Share	Amount	Capital	Receivable	Development Stage	Total

Issuance of common stock to founders	28,000,000	$28,000	$22,000	$-	$-	$50,000

Issuance of common stock for cash	250,000	250	124,750	(125,000)	-	-

Net loss	-	-	-	-	(20,133)	(20,133)

Balance, December 31, 2010	28,250,000	28,250	146,750	(125,000)	(20,133)	29,867

Receipts of capital	-	-	-	123,000	-	123,000

Net loss	-	-	-	-	(85,466)	(85,466)

Balance, June 30, 2011	28,250,000	$28,250	$146,750	$(2,000)	$(105,599)	$67,401

The accompanying notes are an integral part of these financials statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2011
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH JUNE 30, 2011

		Accumulated from
	Six Months Ended	July 6, 2010 (Inception)
	June 30, 2011	through June 30, 2011
Cash flows from operating activities
Net loss	$(85,466)	$(105,599)
Net cash used in operating activities	(85,466)	(105,599)

Cash flows from financing activities
Capital contribution	123,000	173,000
Net cash provided by financing activities	123,000	173,000

Net change in cash	37,534	67,401

Cash and cash equivalents
Beginning	29,867	-
Ending	$67,401	$67,401

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-
Income tax	$-	$-

Non-cash transaction:
Stock subscription receivable	$2,000	$2,000

The accompanying notes are an integral part of these financials statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2011, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

NOTE 2- RELATED PARTY TRANSACTIONS

On January 2011, the Company entered into a service agreement with GIA Consultants Ltd, a company controlled by an officer and director of the Company, to represent the Company in Asia and to seek and investigate business opportunities to acquire properties or businesses through purchase, merger, or exchange of stock. The service agreement will expire on December 31, 2011. The monthly service fee is $10,000. The service expense under this service agreement amounted to $60,000 for the six-month period ended June 30, 2011.

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

WHERE YOU CAN FIND US

Our offices are located at:
GIA Investments Corp.
Room 205, 199 Urumqi North Road
Jing’an Zone
Shanghai, China

GIA INVESTMENTS CORP

For Service
United States
4790 Caughlin Pkwy, Ste 387
Reno, NV 89519
775-851-7397

Results of Operations for the three months and six months ended June 30, 2011.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months and six months ended June 30, 2011 totaled $35,323 and $85,466 respectively as compared to operating expenses totaling $105,599 July 6, 2010 (inception) to June 30, 2011. The increase in 2011 as compared to 2010 resulted primarily from professional fees incurred related to our public company filing obligations

Net Loss

Net losses for the three months and six months ended were $35,323 and $85,466 respectively.  The increase in the net loss is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

As of June 30, 2011, we had working capital of $67,401

Operating expenses during the three months ended June 30, 2011 totaled $35,323 as compared to operating expenses totaling $105,599 July 6, 2010 (inception) to June 30, 2011. The increase in 2011 as compared to 2010 resulted primarily from professional fees incurred related to our public company filing obligations

Net cash provided by financing activities during the six months ended June 30, 2011 was $123,000

No shares were sold and no warrants were exercised during the three months ended June 30, 2011.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets, including cash of $67,401. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2010 and the six months ended as of June 30, 2011

SHORT TERM

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

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

Signature	Title	Date

/s/ Heer Hsiao	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	August 10, 2011