Form 10-Q
period 2011-09-30
GIA INVESTMENTS CORP.
filed 2011-11-14
CIK 1500497

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

GIA Investments Corp
(Exact name of registrant as specified in its charter)

4790 Caughlin Pkwy, Ste 387 Reno, NV 89519 775-851-7397 or 775-201-8331 fax (Company address)

Nevada	42-1772642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Agent For Service: Howtogopublic.com 18124 Wedge Pkwy, Ste 1050 Reno, NV 89511 Phone: +1 (775) 851-7397 Fax: +1 (775) 201-8331

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,250,000 common shares issued and outstanding as of November 9, 2011.

PART I

ITEM 1.  FINANCIAL STATEMENT

GIA INVESTMENTS CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FOR THE PERIOD ENDED

SEPTEMBER 30, 2011

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets
Cash in Bank	$43,525	$29,867
Total Assets	$43,525	$29,867

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$30,000	$-
Total Liabilities	30,000	-

Stockholders' Equity
Common stock, $0.001 par value, 50,000,000 shares
authorized, 28,250,000 shares issued and outstanding	28,250	28,250
Additional paid-in capital	146,750	146,750
Stock subscription receivable	(2,000)	(125,000)
Deficit accumulated during the development stage	(159,475)	(20,133)
Total stockholders' equity	13,525	29,867

Total Liabilities and Stockholders' Equity	$43,525	$29,867

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2011
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(UNAUDITED)

			Accumulated from
	Nine Months Ended	Three Months Ended	July 6, 2010 (Inception)
	September 30, 2011	September 30, 2011	through September 30, 2011

General and administrative expenses	$139,342	$53,876	$159,475

Net Loss	$(139,342)	$(53,876)	$(159,475)

Net Loss Per Share-
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	28,250,000	28,250,000	26,899,667

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOW
NINE MONTHS ENDED JUNE 30, 2011
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(UNAUDITED)

	Nine Months Ended September 30, 2011	Accumulated from July 6, 2010 (Inception) through September 30, 2011
Cash flows from operating activities
Net loss	(139,342)	(159,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities:
Increase in accrued expenses	30,000	30,000
Net cash used in operating activities	(109,342)	(129,475)

Cash flows from financing activities
Capital contribution	123,000	173,000
Net cash provided by financing activities	123,000	173,000

Net change in cash	13,658	43,525

Cash and cash equivalents
Beginning	29,867	--
Ending	43,525	43,525

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	--	--
Income tax	--	--

Non-cash transaction:
Stock subscription receivable	2,000	2,000

The Accompanying Notes Are an Integral Part of the Financial Statements.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2011, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

NOTE 2 - RELATED PARTY TRANSACTIONS

On January 2011, the Company entered into a service agreement with GIA Consultants Ltd, a company controlled by an officer and director of the Company, to represent the Company in Asia and to seek and investigate business opportunities to acquire properties or businesses through purchase, merger, or exchange of stock. The service agreement will expire on December 31, 2011. The monthly service fee is $10,000. The service expense under this service agreement amounted to $90,000 for the nine-month period ended September 30, 2011.

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

The Company‘s plan is to seek, investigate, and assist small to medium sized Asian companies enter the US equity markets. We will be looking for small profitable companies in a growth industry.  We wish to deal with management who share our vision of growth within reason.  We would tend to shy away from a management team that appears to be in the business for the “short haul”.  Managements character will play a big part in the decision making process.  The company will be charging various fees for its consulting service and some of those fees may come in the form of equity in the company.

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

WHERE YOU CAN FIND US

Our offices are located at:

GIA Investments Corp.

Room 205, 199 Urumqi North Road

Jing’an Zone

Shanghai, China

GIA INVESTMENTS CORP

For Service

United States

4790 Caughlin Pkwy, Ste 387

Reno, NV 89519

775-851-7397

Results of Operations for the three months and nine months ended September 30, 2011.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months and nine months ended September 30, 2011 totaled $53,876 and $139,342 respectively as compared to operating expenses totaling $159,475 July 6, 2010 (inception) to September 30, 2011. The increase in 2011 as compared to 2010 resulted primarily from professional fees incurred related to our public company filing obligations

Net Loss

Net losses for the three months and nine months ended were $53,876 and $139,342 respectively.  The increase in the net loss is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

As of September 30, 2011, we had working capital of $13,525

Operating expenses during the three months ended September 30, 2011 totaled $53,876 as compared to operating expenses totaling $159,475 July 6, 2010 (inception) to September 30, 2011. The increase in 2011 as compared to 2010 resulted primarily from professional fees incurred related to our public company filing obligations

Net cash provided by financing activities during the nine months ended September 30, 2011 was $123,000

No shares were sold and no warrants were exercised during the three months ended September 30, 2011.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets, including cash of $43,525. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2010 and the nine months ended as of September 30, 2011

SHORT TERM

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

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after

September 15, 2009. The Company adopted the Codification for the year ended December 31, 2009.  There was no impact to the consolidated financial results as this change is disclosure-only in nature. The adoption of SFAS 165 (ASC 855-10) did not have a significant effect on the Company’s financial statements as of that date or through the quarter ended September 30, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

32	CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Signature	Title	Date

/s/ Heer Hsiao	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	November 9, 2011