Form 10-K
period 2011-12-31
GIA INVESTMENTS CORP.
filed 2012-03-29
CIK 1500497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission file number:

GIA INVESTMENTS CORP.

(Exact name of registrant as specified in its charter)

Room 205, 199 Urumqi North Road

Jing’an Zone

Shanghai, China

(Address of principal executive offices)

Nevada	6770	42-1772642
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Agent For Service:

Howtogopublic.com

18124 Wedge Pkwy, Ste 1050

Reno, NV 89511

Phone: +1 (775) 851-7397

Fax: +1 (775) 201-8331

Securities registered under Section 12(b) of the Exchange Act:

Title of each class
none

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X ] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 28,250,000 common shares issued and outstanding as of March 26, 2012

PART I

Item 1. Business

GENERAL INFORMATION ABOUT OUR COMPANY

We were incorporated in Nevada July 6, 2010 and our year end is December 31.

OUR BUSINESS

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

WHERE YOU CAN FIND US

Our offices are located at:

Agent for service

GIA INVESTMENTS CORP.

4790 Caughlin Pkwy, Ste 387

Reno, NV 89519

775-851-7397

DESCRIPTION OF OUR BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

GIA Investments Corp, a company in the developmental stage (the “Company” or “GIA”), was incorporated on July 6, 2010 in the State of Nevada. The Company has not conducted business operations nor had revenues from operations since its inception. The Company‘s business plan is to seek, investigate, and assist small to medium sized Asian companies enter the US equity markets. We will be looking for small profitable companies in a growth industry.  We wish to deal with management who share our vision of growth within reason.  We would tend to shy away from a management team that appears to be in the business for the “short haul”.  Managements character will play a big part in the decision making process.  The company will be charging various fees for its consulting service and some of those fees may come in the form of equity in the company. An example of basic services such as an S-1 Registration statement ($50,000 US), the formation of a Form 10 company ($25,000), 10Q and 10K filings, etc.  An equity position may replace part of the cash requirements for certain clients.

There are hundreds of thousands small to mid-size businesses in the China marketplace that can benefit from the services GIA offers.  GIA will help educate these businesses as to the many benefits available to their companies as a publicly traded company in the United States, specifically the OTCBB. GIA is going to put a team of bi-lingual professionals together and offer its services as a “package” to its clients. We feel we can offer a “turnkey” process for Asian companies to participate in the equity markets in the United States by becoming a fully reporting company on the OTCBB. We will assist them in being incorporated in the US, help them thru the Registration process, and introduce them to market makers, auditors and Legal representation.

INDUSTRY BACKGROUND

There are many small profitable companies in China and elsewhere in Asia with no knowledge of the OTCBB in the United States.  The company feels it can fill a market niche with its ability to identify prospects in the Asian Community because of its network of Professional contacts Mr. Hsiao has developed over the past eight years.  The company feels it is breaking ground here and has no feel for how this market will develop in the future.

PRINCIPAL SERVICES AND THEIR MARKETS

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

DISTRIBUTION METHODS

The company has no products for distribution

STATUS OF ANY PUBLICLY ANNOUNCED SERVICES

None at this time

COMPETITION

The actual competition is unknown.  There are many professional entities, i.e. Law Firms, Financial Institutions, Investment Bankers, etc. from all over the world excited by the growth opportunities in the off-shore Asian markets, in particular China.  We hope our selected “niche” of the small business might be better suited for a company such as GIA and that we fall under the radar of the well know firms as we believe our prospective clients will. We also feel that our chosen market will help us eliminate the possibility of major expenses due to the smaller size of our transactions.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We currently do not have any customer or signed any sales contracts with our potential customers.

PATENTS AND TRADEMARKS

The Company currently has no registered patents or trademarks.

GOVERNMENT AND INDUSTRY REGULATION

None at this time

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company currently has no research and development activities

ENVIRONMENTAL LAWS

Company operations currently have no material effect on the environment.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company has one fulltime employee. There are no employee agreements in effect

Item 2 DESCRIPTION OF PROPERTY

The Company currently uses office space donated by Heer Hsiao, President of the company at no cost to GIA  at:

Room 205, 199 Urumqi North Road

Jing’an Zone

Shanghai, China

Item 3 LEGAL PROCEEDINGS

There are no lawsuits filed or pending against the Company by others, and no lawsuits filed or pending against others by the Company.  There are no contingencies, sureties or guaranties in existence.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 26, 2012, the Company has a total of 45 shareholders.   Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol GIAI .

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

Currently, we have 45 holders of record of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

STOCK ISSUED FOR CASH

Security holders acquired their shares by purchase exempt from registration under Regulation S of the 1933 Act. On July 27, 2010 The World Inc. purchased 6,000,000 shares of common stock for an initial cash contribution of $10,716 ($0.001786 per share) and TGB Corp. purchased 22,000,000 shares of common stock for $39,292 ($0.001786). Both of these entities are controlled by our Sole officer and director Heer Hsiao.

During August and September 2010, 45 investors purchased 250,000 shares of common stock for $125,000 ($.50 per share)

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:

•

None of these issuances involved underwriters, underwriting discounts or commissions;

•

We placed Regulation S required restrictive legends on all certificates issued;

•

No offers or sales of stock under the Regulation S offering were made to persons in the United States;

•

No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

•

Access to all our books and records.

•

Access to all material contracts and documents relating to our operations.

•

The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of December 31, 2011.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

OVERVIEW/BUSINESS OF ISSUER/ PLAN OF OPERATION

GIA Investments Corp, a company in the developmental stage (the “Company” or “GIA”), was incorporated on July 6, 2010 in the State of Nevada. The Company has not conducted business operations nor had revenues from operations since its inception. The Company‘s business plan is to seek, investigate, and assist small to medium sized Asian companies enter the US equity markets. We will be looking for small profitable companies in a growth industry.  We wish to deal with management who share our vision of growth within reason.  We would tend to shy away from a management team that appears to be in the business for the “short haul”.  Managements character will play a big part in the decision making process.  The company will be charging various fees for its consulting service and some of those fees may come in the form of equity in the company. An example of basic services such as an S-1 Registration statement ($50,000 US), the formation of a Form 10 company ($25,000), 10Q and 10K filings, etc.  An equity position may replace part of the cash requirements for certain clients.

There are hundreds of thousands small to mid-size businesses in the China marketplace that can benefit from the services GIA offers.  GIA will help educate these businesses as to the many benefits available to their companies as a publicly traded company in the United States, specifically the OTCBB. GIA is going to put a team of bi-lingual professionals together and offer its services as a “package” to its clients. We feel we can offer a “turnkey” process for Asian companies to participate in the equity markets in the United States by becoming a fully reporting company on the OTCBB. We will assist them in being incorporated in the US, help them thru the Registration process, and introduce them to market makers, auditors and Legal representation.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have not begun operations but will begin operations when this offering is effective and initial funds are being raised. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FROM INCEPTIONTO DECEMBER 31, 2011

The Company has incurred losses in the years ended December 31, 2011 and  2010 in the amounts of $178,787 and $20,133, respectively, and losses since inception of $198,920 as of December 31, 2011. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

LIQUIDITY

We have cash assets at December 31, 2011 of $96,480. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations.  We have secured no sources of loans. We had no revenues during the year ended December 31, 2011.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $198,920 as of December 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position the company so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to disclose this item.

Item 8.   Financial Statements and Supplementary Data

GIA INVESTMENTS CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2011AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GIA Investments Corp.

(A Development Stage Company)

We have audited the accompanying balance sheet of GIA Investments Corp. (A development stage company) (the "Company") as of December 31 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, accumulated deficit of $198,920 and has no cash flows from operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/KCCW Accountancy Corp

Diamond Bar, California

February 24, 2012

GIA INVESTMENTS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash in Bank	$ 96,480	$ 29,867
Total Assets	$ 96,480	$ 29,867

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loan from others	$ 120,400	$ -
Total Current Liabilities	120,400	-

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 50,000,000 shares
authorized, 28,250,000 shares issued and outstanding
as of December 31, 2011 and 2010	28,250	28,250
Additional paid-in capital	146,750	146,750
Stock subscription receivable	-	(125,000)
Deficit accumulated during the development stage	(198,920)	(20,133)
Total stockholders' equity (deficit)	(23,920)	29,867

Total Liabilities and Stockholders' Equity (Deficit)	$ 96,480	$ 29,867

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP.
YEARS ENDED DECEMBER 31, 2011 AND 2010
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2011

Accumulated from
	Year Ended	Year Ended	July 6, 2010 (Inception)
	December 31, 2011	December 31, 2010	through December 31, 2011

Revenue	$ -	$ -	$ -

General and administrative expenses	178,787	20,133	198,920

Net Loss	$ (178,787)	$ (20,133)	$ (198,920)

Net Loss Per Share-
Basic and Diluted	$ (0.01)	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	28,250,000	24,828,652	27,128,453

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2011

			Additional	Stock	Accumulated Deficit
	Common Stock		Paid-in	Subscription	During the
	Share	Amount	Capital	Receivable	Development Stage	Total

Issuance of common stock to founders	28,000,000	$ 28,000	$ 22,000	$ -	$ -	$ 50,000

Issuance of common stock for cash	250,000	250	124,750	(125,000)	-	-

Net loss	-	-	-	-	(20,133)	(20,133)

Balance, December 31, 2010	28,250,000	28,250	146,750	(125,000)	(20,133)	29,867

Receipts of capital	-	-	-	125,000	-	125,000

Net loss	-	-	-	-	(178,787)	(178,787)

Balance, December 31, 2011	28,250,000	$ 28,250	$ 146,750	$ -	$ (198,920)	$ (23,920)

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP.
YEARS ENDED DECEMBER 31, 2011 AND 2010
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2011

			Accumulated from
	Year Ended	Year Ended	July 6, 2010 (Inception)
	December 31, 2011	December 31, 2010	through December 31, 2011
Cash flows from operating activities
Net loss	$ (178,787)	$ (20,133)	$ (198,920)
Net cash used in operating activities	(178,787)	(20,133)	(198,920)

Cash flows from financing activities
Loan from others	120,400	-	120,400
Capital contribution	125,000	50,000	175,000
Net cash provided by financing activities	245,400	50,000	295,400

Net change in cash	66,613	29,867	94,480

Cash and cash equivalents
Beginning	29,867	-	-
Ending	$ 96,480	$ 29,867	$ 96,480

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$ -	$ -	$ -
Income tax	$ -	$ -	$ -

Non-cash transaction:
Stock subscription receivable	$ -	$ 125,000	$ -

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1-  NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

GIA Investments Corp., a company in the developmental stage (the “Company” or “GIA”), was incorporated on July 6, 2010 in the State of Nevada. The Company‘s business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, or joint venture. The Company has not conducted business operations nor had revenues from operations since its inception.

The Company’s year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $198,920 as of December 31, 2011, and it had no revenue from operations.

The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

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

Net Income Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2011, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

NOTE 2- INCOME TAXES

GIA has not yet realized income as of the date of this report, and no provision for income taxes has been made. At December 31, 2011 and 2010, there were no deferred tax assets or liabilities.

NOTE 3- LOAN FROM OTHERS

As of December 31, 2011 and 2010, loans from others amounted to $120,400 and $0, respectively.  The loans from others were obtained from unrelated parties, bear no interest, have no maturity date (due on demand), and no written agreement.

NOTE 4- STOCKHOLDERS’ EQUITY

GIA Investments Corp issued 28,000,000 shares to its founding shareholders in exchange for $50,000 in cash.

During September 2010, the Company issued 250,000 shares of common stocks to 45 individuals for $125,000 in cash. Stock subscription receivable of $125,000 from the issuance of the stock is reported as a reduction of stockholder’s equity at December 31, 2010. The receivable amounts were received in full during the year 2011.

NOTE 5- RELATED PARTY TRANSACTIONS

On January 2011, the Company entered into a service agreement with GIA Consultants Ltd, a company controlled by an officer and director of the Company, to represent the Company in Asia and to seek and investigate business opportunities to acquire properties or businesses through purchase, merger, or exchange of stock. The service agreement expired on December 31, 2011. The monthly service fee is $10,000. The service expense under this service agreement amounted to $120,000 for the year ended December 31, 2011.

NOTE 6- ACQUISITION- PRELIMINARY DEFINITIVE AGREEMENT

On December 25, 2011, the Company entered into a Preliminary Definitive Agreement (the “Agreement”), dated as of December 25, 2011, between GIA and Baby Trend Inc., (“Baby Trend”), which agreement spells out the initial terms pursuant to which we will acquire Baby Trend.  The closing of the Acquisition Agreement will be subject to customary closing conditions.

Under the Agreement, GIA have agreed to pay approximately $45 million which will be payable in three tranches over three years, subject to Baby Trend meeting certain net worth thresholds. GIA will pay the first tranche of $20 million on July 15, 2012, concurrently with our entry into a more detailed acquisition agreement (the “Acquisition Agreement”) with Baby Trend.  GIA will pay the second tranche of $10 million on April 15, 2013, and GIA will pay the third tranche of $15 million on April 15, 2014. Payment of the third tranche will be subject to Baby Trend having a net worth of no less than $10 million as of July 15, 2012, the final tranche payable to Baby Trend shall be credited with the amount for which Baby Trend has fallen below the $10 million threshold.

Upon consummation of the Acquisition Agreement, Baby Trend will become a wholly-owned subsidiary of GIA.  Should GIA fail to raise the first tranche of funding by July 15, 2012, either party has the right to terminate the Agreement.

According to the terms of the Preliminary Definitive Agreement, Baby Trend’s founder will continue to serve as chief executive officer of Baby Trend and will also serve as a director of GIA following entry into the Acquisition Agreement and until December 31, 2014. In addition, Baby Trend’s founder will assist the Company in making additional acquisitions related to Baby Trend’s line of business.

NOTE 7- SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2011 up through the date the Company issued these financial statements.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G  of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.  We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

OFFICERS AND KEY PERSONNEL OF THE COMPANY

The address of each executive officer and director is c/o:	GIA INVESTMENTS CORP.
4790 Caughlin Pkwy, Ste 387 Reno, NV 89519

Heer Hsiao  - Founder, Chairman and CEO (Director, Age: 38)

Mr. Hsiao is 38 years old and has an MBA in economics from Tamkang University.  Since 2002 till the present Mr. Hsiao has been overseeing the many functions of Jing-Hua China Investment Consultants. The firm assists Taiwan enterprises grow and invest in China. Their web site and Company information can be found at www.jing-hua.com.  Mr. Hsiao will be providing an English version of this web site in the near future.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of change of ownership of our common stock.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

EXECUTIVE COMPENSATION

We do not currently compensate our Officers and Directors, as outlined in this document. We do not currently offer benefits, such as health or life insurance.

SUMMARY COMPENSATION

At this time there is no compensation being offered to any of the Officers/Directors

STOCK AND OPTION AWARDS

There have been no stock options or awards other than the original “founders” stock, which was issued for services to the founders.

DIRECTORS’ COMPENSATION

Directors are not compensated.

EMPLOYMENT CONTRACTS AND OFFICERS’ COMPENSATION

There are no employment agreements

INCENTIVE STOCK OPTION PLAN AND INCENTIVE STOCK OPTION AGREEMENT

None at this time

LONG-TERM INCENTIVE PLAN (“LTIP”) AWARDS

None at this time

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Prospectus, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 28,000,000 common shares.  The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in this offering, which we cannot guarantee.  The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Beneficial Owner Officer/Directors (1)	Percent of Voting Shares Owned (2)	Number of Common Shares Owned (3)
Heer Hsiao sole officer and director	99%	28,000,000

Total Shares Outstanding		28,250,000
Total Shares Authorized		50,000,000
Total Shares owned by Officers and Directors		28,000,000

The address of each executive officer and director is c/o the Company.

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2) Assumes the sale of the maximum amount of this offering (the Company shares of common stock) by the Company.

(3) The aggregate amount of shares to be issued by the Company and outstanding after the offering is 28,250,000

Narrative Disclosure to Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further business purposes.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements and quarterly financial statement reviews for the periods ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$5,700	$0	$0	$0
2010	$5,700	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8).

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1 filed on October 15, 2010.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, in the City of Reno, State of Nevada on March 26, 2012

GIA INVESTMENTS CORP.

(Registrant)

By: /s/ Heer Hsiao	March 26, 2012
CEO, President and Principle Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

By: /s/ Heer Hsiao	March 26, 2012
CEO

By: /s/ Heer Hsiao	March 26, 2012
President

By: /s/ Heer Hsiao	March 26, 2012
Principle Executive Officer

By: /s/ Heer Hsiao	March 26, 2012
CFO

By: /s/ Heer Hsiao	March 26, 2012
Principle Accounting Officer