Form 10-Q
period 2012-03-31
GIA INVESTMENTS CORP.
filed 2012-05-10
CIK 1500497

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,250,000 common shares issued and outstanding as of March 31, 2012

PART I

ITEM 1.  FINANCIAL STATEMENT

GIA INVESTMENTS CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FOR THE PERIOD ENDED

MARCH 31, 2012

CONTENTS
Page

FINANCIAL STATEMENTS

Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	6

Notes to Financial Statements	7 - 10

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets
Cash in bank	$564,245	$96,480
Total Assets	$564,245	$96,480

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loan from others	$-	$120,400
Loan payable to related party	703,000	-
Total Current Liabilities	703,000	120,400

Stockholders' Equity
Common stock, $0.001 par value, 50,000,000 shares
authorized, 28,250,000 shares issued and outstanding
as of March 31, 2012 and December 31, 2011	28,250	28,250
Additional paid-in capital	146,750	146,750
Deficit accumulated during the development stage	(313,755)	(198,920)
Total stockholders' equity	(138,755)	(23,920)

Total Liabilities and Stockholders' Equity	$564,245	$96,480

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH MARCH 31, 2012
(UNAUDITED)

			Accumulated from
	Three Months Ended	Three Months Ended	July 6, 2010 (Inception)
	March 31, 2012	March 31, 2011	through March 31, 2012

Revenue	$-	$-	$-

General and administrative expenses	114,835	50,143	313,755

Net Loss	$(114,835)	$(50,143)	$(313,755)

Net Loss Per Share-
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	28,250,000	28,000,000	27,289,432

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH MARCH 31, 2012
(UNAUDITED)

			Accumulated from
	Three Months Ended	Three Months Ended	July 6, 2010 (Inception)
	March 31, 2012	March 31, 2011	through March 31, 2012
Cash flows from operating activities
Net loss	$(114,835)	$(50,143)	$(313,755)
Net cash used in operating activities	(114,835)	(50,143)	(313,755)

Cash flows from financing activities
Repayment of loan from others	(120,400)	-	-
Proceeds from loan from related party	703,000	-	703,000
Capital contribution	-	90,000	175,000
Net cash provided by financing activities	582,600	90,000	878,000

Net change in cash	467,765	39,857	564,245

Cash and cash equivalents
Beginning	96,480	29,867	-
Ending	$564,245	$69,724	$564,245

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-

Non-cash transaction:
Stock subscription receivable	$-	$35,000	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2012

(UNAUDITED)

NOTE 1-  NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form S-1 for the year ended December 31, 2011.

Nature of Business

GIA Investments Corp, a company in the developmental stage (the “Company” or “GIA”), was incorporated on July 6, 2010 in the State of Nevada. The Company‘s business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, or joint venture. The Company has conducted limited business operations and had no revenues from operations since its inception.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $313,755 as of March 31, 2012, and it had no revenue from operations.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2012, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

NOTE 2- INCOME TAXES

GIA has not yet realized income as of the date of this report, and no provision for income taxes has been made. At March 31, 2012 and December 31, 2011, there were no deferred tax assets or liabilities.

NOTE 3- RELATED PARTY TRANSACTIONS

Consulting agreement- On January 2011, the Company entered into a service agreement with GIA Consultants Ltd, a company controlled by an officer and director of the Company, to represent the Company in Asia and to seek and investigate business opportunities to acquire properties or businesses through purchase, merger, or exchange of stock. The service agreement expired on December 31, 2011. The monthly service fee is $10,000. The service expense under this service agreement amounted to $30,000 for the three-month period ended March 31, 2011.

Loan from related party- The Company has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2012, there were $703,000 advances outstanding.

NOTE 4- LOAN FROM OTHERS

As of December 31, 2011, loans from others amounted to $120,400.  The loans from others were obtained from unrelated parties, bear no interest, have no maturity date (due on demand), and no written agreement. These loans were repaid in 2012.

NOTE 5- ACQUISITION- PRELIMINARY DEFINITIVE AGREEMENT

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

WHERE YOU CAN FIND US

Our offices are located at:

GIA Investments Corp.

No. 85, Floor 14, Ste B1

Ren-Ai Road, Section 4

Taipei, Taiwan

GIA INVESTMENTS CORP

For Service

United States

4790 Caughlin Pkwy, Ste 387

Reno, NV 89519

775-851-7397

Results of Operations for the three months and nine months ended March 31, 2012.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended March 31, 2012 totaled $114,835 as compared to operating expenses totaling $313,755 July 6, 2010 (inception) to March 31, 2012. The increase   resulted primarily from professional fees incurred related to our public company filing obligations

Net Loss

Net losses for the three months  ended were $114,835.  The increase in the net loss is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

As of March 31, 2012, we had working capital of $564,245.

Operating expenses during the three months ended March 31, 2012 totaled $114,835 as compared to operating expenses totaling $313,755 July 6, 2010 (inception) to March 31, 2012. The increase resulted primarily from professional fees incurred related to our public company filing obligations

Net cash provided by financing activities during the three months ended March 31, 2012 was $582,600

No shares were sold and no warrants were exercised during the three months ended March 31, 2012.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets, including cash of $564,245. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2011 and the three months ended as of March 31, 2012

SHORT TERM

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

Signature	Title	Date

/s/ Heer Hsiao	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	May 8, 2012