Form 10-Q
period 2012-06-30
GIA INVESTMENTS CORP.
filed 2012-08-14
CIK 1500497

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,250,000 common shares issued and outstanding as of August 13, 2012.

PART I

ITEM 1.  FINANCIAL STATEMENT

GIA INVESTMENTS CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FOR THE PERIOD ENDED

JUNE 30, 2012

CONTENTS
Page

FINANCIAL STATEMENTS

Balance Sheets	1

Statements of Operations	2

Statements of Cash Flows	3

Notes to Financial Statements	4 - 6

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets
Cash in Bank	$ 330,169	$ 96,480
Total Current Assets	330,169	96,480

Deposits	36,073	-

Total Assets	$ 366,242	$ 96,480

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Loan from others	$ -	$ 120,400
Loan payable to related party	703,000	-
Total Current Liabilities	703,000	120,400

Stockholders' Deficit
Common stock, $0.001 par value, 50,000,000 shares
authorized, 28,250,000 shares issued and outstanding
as of June 30, 2012 and December 31, 2011	28,250	28,250
Additional paid-in capital	146,750	146,750
Deficit accumulated during the development stage	(511,758)	(198,920)
Total stockholders' deficit	(336,758)	(23,920)

Total Liabilities and Stockholders' deficit	$ 366,242	$ 96,480

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH JUNE 30, 2012
(UNAUDITED)

Accumulated from
	Six Months Ended		Three Months Ended		July 6, 2010 (Inception)
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	through June 30, 2012

Revenue	$ -	$ -	$ -	$ -	$ -

General and administrative expenses	312,838	85,466	198,003	35,323	511,758

Net Loss	$ (312,838)	$ (85,466)	$ (198,003)	$ (35,323)	$ (511,758)

Net Loss Per Share-
Basic and Diluted	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Weighted Average Shares Outstanding:
Basic and Diluted	28,250,000	28,250,000	28,250,000	28,250,000	27,410,000

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH JUNE 30, 2012
(UNAUDITED)

			Accumulated from
	Six Months Ended	Six Months Ended	July 6, 2010 (Inception)
	June 30, 2012	June 30, 2011	through June 30, 2012
Cash flows from operating activities
Net loss	$ (312,838)	$ (85,466)	$ (511,758)
Adjustments to reconcile net loss to net cash used in operations:
Increase in deposits	(36,073)	-	(36,073)
Net cash used in operating activities	(348,911)	(85,466)	(547,831)

Cash flows from financing activities
Increase in other payable	(120,400)	-	-
Proceeds from loan from related party	703,000		703,000
Capital contribution	-	123,000	175,000
Net cash provided by financing activities	582,600	123,000	878,000

Net change in cash	233,689	37,534	330,169

Cash and cash equivalents
Beginning	96,480	29,867	-
Ending	$ 330,169	$ 67,401	$ 330,169

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$ -	$ -	$ -
Income tax	$ -	$ -	$ -

Non-cash transaction:
Stock subscription receivable	$ -	$ 2,000	$ -

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

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

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $511,758 as of June 30, 2012, and it had no revenue from operations.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2012, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

NOTE 2 - INCOME TAXES

GIA has not yet realized income as of the date of this report, and no provision for income taxes has been made. At June 30, 2012 and December 31, 2011, there were no deferred tax assets or liabilities.

NOTE 3 - RELATED PARTY TRANSACTIONS

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

Loan from related party- The Company has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2012, there were $703,000 advances outstanding.

NOTE 4 - LOAN FROM OTHERS

As of December 31, 2011, loans from others amounted to $120,400.  The loans from others were obtained from unrelated parties, bear no interest, have no maturity date (due on demand), and no written agreement. These loans were repaid in 2012.

NOTE 5 - OPERATING LEASE

The Company leases a vehicle under long-term, non-cancellable operating lease agreement. The lease expires on February 2015. Lease expense totaled $6,218 for the six month period ended June 30, 2012.

The following is a schedule of future minimum rental payments required under the operating lease agreement:

Twelve-month
Ending June 30, 2012	Amount
2013	$ 24,871
2014	24,871
2015	4,145
$ 53,887

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

WHERE YOU CAN FIND US

Our offices are located at:

GIA Investments Corp.

No. 85, Floor 14, Ste B1

Ren-Ai Road, Section 4

Taipei, Taiwan

GIA INVESTMENTS CORP

For Service

United States

4790 Caughlin Pkwy, Ste 387

Reno, NV 89519

775-851-7397

Results of Operations for the six months ended June 30, 2012 and 2011

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended June 30, 2012 totaled $312,838 as compared to operating expenses totaling $511,758 July 6, 2010 (inception) to June 30, 2012. The increase   resulted primarily from professional fees incurred related to our public company filing obligations

Net Loss

Net losses for the three months ended were $198,003.  The increase in the net loss is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

As of June 30, 2012, we had working capital of $330,169

Operating expenses during the three months ended June 30, 2012 totaled $198,003 as compared to operating expenses totaling $511,758 July 6, 2010 (inception) to June 30, 2012. The increase resulted primarily from professional fees incurred related to our public company filing obligations

Net cash provided by financing activities during the six months ended June 30, 2012 was $582,600

No shares were sold and no warrants were exercised during the three months ended June 30, 2012.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets, including cash of $366,242. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2011 and the six months ended as of June 30, 2012

SHORT TERM

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31	Certification of the Chief Principal and Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
32	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act*

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

Signature	Title	Date

/s/ Heer Hsiao	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	August 13, 2012