Form 10-K
period 2012-12-31
GIA INVESTMENTS CORP.
filed 2013-04-11
CIK 1500497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number:

GIA INVESTMENTS CORP.
Room 205, 199 Urumqi North Road
Jing’an Zone
Shanghai, China

Nevada	6770	42-1772642
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Agent For Service:
 Heer Hsiao
18124 Wedge Pkwy, Ste 1050
Reno, NV 89511
Phone: +1 (775) 851-7397
Fax: +1 (775) 201-8331

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   Not available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 28,593,000 common shares issued and outstanding as of March 26, 2013.

ii

iii

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

DISTRIBUTION METHODS

The company has no products for distribution.

STATUS OF ANY PUBLICLY ANNOUNCED SERVICES

None at this time.

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

GOVERNMENT AND INDUSTRY REGULATION

None at this time.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company currently has no research and development activities.

ENVIRONMENTAL LAWS

Company operations currently have no material effect on the environment.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company has one fulltime employee. There are no employee agreements in effect

Item 2.   Properties

DESCRIPTION OF PROPERTY

The Company currently uses office space donated by Heer Hsiao, President of the company at no cost to GIA  at:

Room 205, 199 Urumqi North Road
Jing’an Zone
Shanghai, China

Item 3.   Legal Proceedings

LEGAL PROCEEDINGS

There are no lawsuits filed or pending against the Company by others, and no lawsuits filed or pending against others by the Company.  There are no contingencies, sureties or guaranties in existence.

Item 4.   (Removed and Reserved)

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 26, 2013, the Company has a total of 87 shareholders.   Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol GIAI.

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

Holders of Our Common Stock

Currently, we have 87 holders of record of our common stock.

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

During August and September 2010, 45 investors purchased 250,000 shares of common stock for $125,000 ($.50 per share).  In December 2012, the Company issued 343,000 shares of common stocks to individual investors at a price of $0.50 to $0.60 per share for an aggregate offering price of $203,800.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:

●	None of these issuances involved underwriters, underwriting discounts or commissions;
●	We placed Regulation S required restrictive legends on all certificates issued;
●	No offers or sales of stock under the Regulation S offering were made to persons in the United States;
●	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

●	Access to all our books and records.
●	Access to all material contracts and documents relating to our operations.
●	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of December 31, 2012.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FROM INCEPTIONTO DECEMBER 31, 2011

The Company has incurred losses in the years ended December 31, 2012 and 2011 in the amounts of $482,182 and $178,787, respectively, and losses since inception of $681,102 as of December 31, 2012. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

LIQUIDITY

We have cash assets at December 31, 2012 of $210,825. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations.  We have secured no sources of loans. We had no revenues during the year ended December 31, 2012.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $681,102 as of December 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to disclose this item.

Item 8.   Financial Statements and Supplementary Data

GIA INVESTMENTS CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GIA Investments Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of GIA Investments Corp. (a Development Stage Company) (the "Company") as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2012 and 2011 and for the period from July 6, 2010 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and for the period from July 6, 2010 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, accumulated deficit of $681,102 and has no cash flows from operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ KCCW Accountancy Corp

Diamond Bar, California

April 3, 2013

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current Assets
Cash in Bank	$210,825	$96,480
Total Current Assets	210,825	96,480

Deposits	36,073	-

Total Assets	$246,898	$96,480

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loan from others	$-	$120,400
Loan payable to related party	549,200	-
Total Current Liabilities	549,200	120,400

Stockholders' Equity
Common stock, $0.001 par value, 50,000,000 shares
authorized, 28,593,000 and 28,250,000 shares issued and
outstanding as of December 31, 2012 and 2011, respectively	28,593	28,250
Additional paid-in capital	350,207	146,750
Deficit accumulated during the development stage	(681,102)	(198,920)
Total stockholders' equity	(302,302)	(23,920)

Total Liabilities and Stockholders' Equity	$246,898	$96,480

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2012

			Accumulated from
			July 6, 2010 (Inception)
	2012	2011	through December 31, 2012

Revenue	$-	$-	$-

General and administrative expenses	482,182	178,787	681,102

Net Loss	$(482,182)	$(178,787)	$(681,102)

Net Loss Per Share-
Basic and Diluted	$(0.02)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding:
Basic and Diluted	28,256,578	28,250,000	27,582,674

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2012

					Accumulated
			Additional	Stock	Deficit
	Common Stock		Paid-in	Subscription	During the
	Share	Amount	Capital	Receivable	Development Stage	Total

Issuance of common stock to founders	28,000,000	$28,000	$22,000	$-	$-	$50,000

Issuance of common stock for cash	250,000	250	124,750	(125,000)	-	-

Net loss	-	-	-	-	(20,133)	(20,133)

Balance, December 31, 2010	28,250,000	28,250	146,750	(125,000)	(20,133)	29,867

Receipts of capital	-	-	-	125,000	-	125,000

Net loss	-	-	-	-	(178,787)	(178,787)

Balance, December 31, 2011	28,250,000	$28,250	$146,750	$-	$(198,920)	$(23,920)

Issuance of common stock for cash	343,000	343	203,457	-	-	203,800

Net loss	-	-	-	-	(482,182)	(482,182)

Balance, December 31, 2012	28,593,000	$28,593	$350,207	$-	$(681,102)	$(302,302)

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2012

			Accumulated from
			July 6, 2010
			(Inception) through
	2012	2011	December 31, 2012

Cash flows from operating activities
Net loss	$(482,182)	$(178,787)	$(681,102)
Adjustments to reconcile net loss to net cash used in operations:
Increase in deposits	(36,073)	-	(36,073)
Net cash used in operating activities	(518,255)	(178,787)	(717,175)

Cash flows from financing activities
Increase in other payable	(120,400)	120,400	-
Proceeds from loan from related party	753,000	-	753,000
Repayment of loan from related party	(203,800)	-	(203,800)
Capital contribution	203,800	125,000	378,800
Net cash provided by financing activities	632,600	245,400	928,000

Net change in cash	114,345	66,613	210,825

Cash and cash equivalents
Beginning	96,480	29,867	-
Ending	$210,825	$96,480	$210,825

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 -  NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

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

The Company’s year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $681,102 as of December 31, 2012, and it had no revenue from operations.

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

Net Income Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2012, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

NOTE 2 - INCOME TAXES

GIA has not yet realized income as of the date of this report, and no provision for income taxes has been made. At December 31, 2012 and 2011, there were no deferred tax assets or liabilities.

NOTE 3 - LOAN FROM OTHERS

As of December 31, 2011, loans from others amounted to $120,400.  The loans from others were obtained from unrelated parties, bear no interest, have no maturity date (due on demand), and no written agreement. These loans were repaid in 2012.

NOTE 4 - STOCKHOLDERS’ EQUITY

GIA Investments Corp issued 28,000,000 shares to its founding shareholders in exchange for $50,000 in cash.

During 2010, the Company issued 250,000 shares of common stocks to individual investors at a price of $0.5 per share for an aggregate offering price of $125,000.

In December 2012, the Company issued 343,000 shares of common stocks to individual investors at a price of $0.5 to $0.6 per share for an aggregate offering price of $203,800.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

Loan from related party- The Company has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2012, there were $549,200 advances outstanding.

NOTE 6 - OPERATING LEASE

The Company leases a vehicle under long-term, non-cancellable operating lease agreement. The lease expires on February 2015. Lease expense totaled $20,787 for the year ended December 31, 2012.

The following is a schedule of future minimum rental payments required under the operating lease agreement:

Twelve-month
Ending December 31, 2012	Amount
2013	$24,871
2014	24,871
2015	4,145
$53,887

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2012 up through the date the Company issued these financial statements.

Termination of a Material Definitive Agreement

On December 25, 2011, the Company entered into a Preliminary Definitive Agreement, dated as of December 25, 2011, between GIA and Baby Trend Inc. which agreement spells out the initial terms pursuant to which we will acquire Baby Trend.

On January 9, 2013, the Company prepared and delivered to Baby Trend, Inc. a written Notice of Termination of that certain written Preliminary Definitive Agreement dated as of December 25, 2011, by and between the Company and Baby Trend.

Entry into a Material Definitive Agreement

One February 26, 2013, the Company entered into a written Letter of Intent with Auxin Solar, LLC (“Auxin”) regarding a relationship with Auxin in connection with the development and installation of various solar projects for residential and commercial purposes (the “Letter of Intent”).

Auxin shall secure and provide 75% of the funding of the cost of that project, which funding shall be borrowed by Auxin from US Exim Bank (“Exim”). The Company shall provide 25% of the funding of the cost of that project, as equity. The Company will provide that equity investment at such time as Exim provides that debt financing.

******

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

None.

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
4790 Caughlin Pkwy, Ste 387 Reno, NV 89519

Heer Hsiao - Founder, Chairman and CEO (Director, Age: 38)
Mr. Hsiao is 39 years old and has an MBA in economics from Tamkang University.  Since 2002 till the present Mr. Hsiao has been overseeing the many functions of Jing-Hua China Investment Consultants. The firm assists Taiwan enterprises grow and invest in China. Their web site and Company information can be found at www.jing-hua.com.  Mr. Hsiao will be providing an English version of this web site in the near future.

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

SUMMARY COMPENSATION

At this time there is no compensation being offered to any of the Officers/Directors.

STOCK AND OPTION AWARDS

There have been no stock options or awards other than the original “founders” stock, which was issued for services to the founders.

DIRECTORS’ COMPENSATION

Directors are not compensated.

EMPLOYMENT CONTRACTS AND OFFICERS’ COMPENSATION

There are no employment agreements.

INCENTIVE STOCK OPTION PLAN AND INCENTIVE STOCK OPTION AGREEMENT

None at this time.

LONG-TERM INCENTIVE PLAN (“LTIP”) AWARDS

None at this time.

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

Beneficial Owner Officer/Directors (1)	Percent of Voting Shares Owned (2)	Number of Common Shares Owned (3)

Heer Hsiao sole officer and director	98%	28,000,000
Total Shares Outstanding		28,593,000
Total Shares Authorized		50,000,000
Total Shares owned by Officers and Directors		28,000,000

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

None.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements and quarterly financial statement reviews for the periods ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees

2012	$5,700	$0	$0	$0

2011	$5,700	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8).

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on October 15, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, in the City of Reno, State of Nevada on April 8, 2013

GIA INVESTMENTS CORP.
(Registrant)

By: /s/ Heer Hsiao	April 8, 2013
CEO, President and Principle Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

By: /s/ Heer Hsiao	April 8, 2013
CEO

By: /s/ Heer Hsiao	April 8, 2013
President

By: /s/ Heer Hsiao	April 8, 2013
Principle Executive Officer

By: /s/ Heer Hsiao	April 8, 2013
CFO

By: /s/ Heer Hsiao	April 8, 2013
Principle Accounting Officer