Form 10-Q
period 2013-03-31
GIA INVESTMENTS CORP.
filed 2013-05-09
CIK 1500497

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,593,000 common shares issued and outstanding as of March 31, 2013.

PART I

ITEM 1.  FINANCIAL STATEMENT

GIA INVESTMENTS CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FOR THE PERIOD ENDED MARCH 31, 2013

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS
Current Assets
Cash in Bank	$55,661	$210,825
Total Current Assets	55,661	210,825

Deposits	36,073	36,073

Total Assets	$91,734	$246,898

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loan payable to related party	$439,200	$549,200
Total Current Liabilities	439,200	549,200

Stockholders' Equity
Common stock, $0.001 par value, 50,000,000 shares
authorized, 28,593,000 shares issued and outstanding
as of March 31, 2013 and December 31, 2012	28,593	28,593
Additional paid-in capital	350,207	350,207
Deficit accumulated during the development stage	(726,266)	(681,102)
Total stockholders' equity	(347,466)	(302,302)

Total Liabilities and Stockholders' Equity	$91,734	$246,898

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH MARCH 31, 2013
(UNAUDITED)

			Accumulated from
	Three Months	Three Months	July 6, 2010
	Ended	Ended	(Inception) through
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$-	$-

General and administrative expenses	45,164	114,835	726,266

Net Loss	$(45,164)	$(114,835)	$(726,266)

Net Loss Per Share-
Basic and Diluted	$(0.00)	$(0.00)	$(0.03)

Weighted Average Shares Outstanding:
Basic and Diluted	28,593,000	28,250,000	27,673,695

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH MARCH 31, 2013
(UNAUDITED)

			Accumulated from
	Three Months	Three Months	July 6, 2010
	Ended	Ended	(Inception) through
	March 31, 2013	March 31, 2012	March 31, 2013

Cash flows from operating activities
Net loss	$(45,164)	$(114,835)	$(726,266)
Adjustments to reconcile net loss to net cash used in operations:
Increase in deposits	-	-	(36,073)
Net cash used in operating activities	(45,164)	(114,835)	(762,339)

Cash flows from financing activities
Repayment of loan from others	-	(120,400)	-
Proceeds from loan from related party	70,000	703,000	823,000
Repayment of loan from related party	(180,000)	-	(383,800)
Capital contribution	-	-	378,800
Net cash provided by (used in) financing activities	(110,000)	582,600	818,000

Net change in cash	(155,164)	467,765	55,661

Cash and cash equivalents
Beginning	210,825	96,480	-
Ending	$55,661	$564,245	$55,661

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 1 -  NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form 10-K for the year ended December 31, 2012.

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

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $726,266 as of March 31, 2013, and it had no revenue from operations.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2013, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2013 up through the date the Company issued these financial statements.

NOTE 2 - INCOME TAXES

GIA has not yet realized income as of the date of this report, and no provision for income taxes has been made. At March 31, 2013 and December 31, 2012, there were no deferred tax assets or liabilities.

NOTE 3 - RELATED PARTY TRANSACTIONS

Loan from related party- The Company has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2013, there were $439,200 advances outstanding.

NOTE 4 - TERMINATION OF A MATERIAL DEFINITIVE AGREEMENT

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

NOTE 5 - ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On February 26, 2013, the Company entered into a written Letter of Intent with Auxin Solar, LLC (“Auxin”) regarding a relationship with Auxin in connection with the development and installation of various solar projects for residential and commercial purposes (the “Letter of Intent”).

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

Introduction

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of GIA INVESTMENTS CORP. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. As used in this Quarterly Report, the terms "we", "us", "our", “Registrant”, and “the Company” mean GIA INVESTMENTS CORP.

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

WHERE YOU CAN FIND US

Our offices are located at:
GIA Investments Corp.
No. 85, Floor 14, Ste B1
Ren-Ai Road, Section 4
Taipei, Taiwan

GIA INVESTMENTS CORP.

For Service
United States
4790 Caughlin Pkwy, Ste 387
Reno, NV 89519
775-851-7397

Results of Operations for the three months ended March 31, 2013 and 2012

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended March 31, 2013 totaled $45,164 as compared to operating expenses totaling $726,266 July 6, 2010 (inception) to March 31, 2013. The increase   resulted primarily from professional fees incurred related to our public company filing obligations.

Net Loss

Net losses for the three months ended were $45,164.  The increase in the net loss is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

As of March 31, 2013, we had working capital of $55,661

Net cash provided by financing activities during the three months ended March 31, 2013 was $0

No shares were sold and no warrants were exercised during the three months ended March 31, 2013.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets, including cash of $91,734. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2012 and the three months ended as of March 31, 2013.

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

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended December 31, 2009.  There was no impact to the consolidated financial results as this change is disclosure-only in nature. The adoption of SFAS 165 (ASC 855-10) did not have a significant effect on the Company’s financial statements as of that date or through the quarter ended March 31, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification
32.1	Certifiation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date

/s/ Heer Hsiao	Chairman, President, CEO and CFO, Principal Executive Officer and	May 6, 2013
Principal Accounting Officer