Form 10-Q
period 2013-09-30
GIA INVESTMENTS CORP.
filed 2013-11-12
CIK 1500497

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

GIA Investments Corp.
(Exact name of registrant as specified in its charter)

4790 Caughlin Pkwy, Ste 387
Reno, Nevada 89519
775-851-7397 or 775-201-8331 fax
(Company address)

Nevada	42-1772642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Agent For Service:
 Howtogopublic.com
18124 Wedge Pkwy, Ste 1050
Reno, Nevada 89511
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,593,000 common shares issued and outstanding as of September 30, 2013.

PART I

ITEM 1.  FINANCIAL STATEMENT
GIA INVESTMENTS CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FOR THE PERIOD ENDED
SEPTEMBER 30, 2013

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
Current Assets
Cash in Bank	$3,859	$210,825
Total Current Assets	3,859	210,825

Deposits	36,073	36,073

Total Assets	$39,932	$246,898

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loan payable to related party	$508,480	$549,200
Total Current Liabilities	508,480	549,200

Stockholders' Equity
Common stock, $0.001 par value, 50,000,000 shares
authorized, 28,593,000 shares issued and outstanding
as of September 30, 2013 and December 31, 2012	28,593	28,593
Additional paid-in capital	350,207	350,207
Deficit accumulated during the development stage	(847,348)	(681,102)
Total stockholders' equity	(468,548)	(302,302)

Total Liabilities and Stockholders' Equity	$39,932	$246,898

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2013
(UNAUDITED)

					Accumulated from
					July 6, 2010
	Nine Months Ended		Three Months Ended		(Inception) through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	166,246	385,879	55,078	73,041	847,348

Net Loss	$(166,246)	$(385,879)	$(55,078)	$(73,041)	$(847,348)

Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.03)

Weighted Average Shares Outstanding: Basic and Diluted	28,593,000	28,250,000	28,593,000	28,250,000	27,816,024

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2013
(UNAUDITED)

			Accumulated from
			July 6, 2010
	Nine Months Ended	Nine Months Ended	(Inception) through
	September 30, 2013	September 30, 2012	September 30, 2013

Cash flows from operating activities
Net loss	$(166,246)	$(385,879)	$(847,348)
Adjustments to reconcile net loss to net cash used in operations:
Increase in deposits	-	(36,073)	(36,073)
Net cash used in operating activities	(166,246)	(421,952)	(883,421)

Cash flows from financing activities
Repayment of loan from others	-	(120,400)	-
Proceeds from loan from related party	139,280	703,000	892,280
Repayment of loan from related party	(180,000)	-	(383,800)
Capital contribution	-	-	378,800
Net cash provided by (used in) financing activities	(40,720)	582,600	887,280

Net change in cash	(206,966)	160,648	3,859

Cash and cash equivalents
Beginning	210,825	96,480	-
Ending	$3,859	$257,128	$3,859

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 -  NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2012.

Nature of Business

GIA Investments Corp, a company in the developmental stage (the “Company” or “GIA”), was incorporated on July 6, 2010 in the State of Nevada. The Company‘s business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, or joint venture. The Company has conducted limited business operations and had no revenues from operations since its inception.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $847,348 as of September 30, 2013, and it had no revenue from operations.

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

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve its objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2013, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2013, up through the date the Company issued these financial statements.

NOTE 2 - INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. At September 30, 2013 and December 31, 2012, there were no deferred taxes or liabilities.

NOTE 3 - RELATED PARTY TRANSACTIONS

Loan from related party- The Company has received funds, which have been advanced by its officer and shareholder for working capital purposes. The Company has not entered into any agreement regarding the repayment terms for these funds. As of September 30, 2013, there were $508,480 advances outstanding.

NOTE 4 - TERMINATION OF A MATERIAL DEFINITIVE AGREEMENT

On December 25, 2011, the Company entered into a Preliminary Definitive Agreement, dated as of December 25, 2011, between the Company and Baby Trend Inc., which agreement spells out the initial terms pursuant to which the Company intended to acquire Baby Trend Inc.

On January 9, 2013, the Company prepared and delivered to Baby Trend, Inc. a written Notice of Termination of that certain written Preliminary Definitive Agreement dated as of December 25, 2011, by and between the Company and Baby Trend Inc.

NOTE 5 - ENTRY INTO MATERIAL DEFINITIVE AGREEMENTS

Auxin Solar, LLC:

On February 26, 2013, the Company entered into a written Letter of Intent with Auxin Solar, LLC (“Auxin”) regarding a relationship with Auxin in connection with the development and installation of various solar projects for residential and commercial purposes (the “Letter of Intent”).

Auxin shall secure and provide 75% of the funding of the cost of those projects, which funding shall be borrowed by Auxin from US Exim Bank (“Exim”). The Company shall provide 25% of the funding of the cost of those projects, as equity. The Company will provide that equity investment at such time as Exim provides that debt financing.

Worldwide Media Investments Corp.:

On September 16, 2013, the Company entered into a written Definitive Agreement with Worldwide Media Investments Corp, a company incorporated in Anguilla (“Worldwide”) (the “Definitive Agreement”).

Pursuant to the provisions of the Definitive Agreement, Worldwide will acquire NOWnews Network Co. Ltd., a media company incorporated in Taiwan R.O.C. (“NOWnews”), pursuant to a stock purchase agreement, and Worldwide will fund the operations of NOWnews for a period of approximately 8 months. Additionally, Worldwide desires to be acquired by an unidentified company (defined in the Definitive Agreement as “Company A”), pursuant to a stock exchange agreement, and Company A will be a participant in the OTCQB.

Pursuant to the provisions of the Definitive Agreement, prior to the acquisition of Worldwide by Company A, Worldwide will increase its capital by $1,000,000 from contributions from Worldwide’s existing shareholders, for the purpose of supporting the operations of NOWnews for that 8 month period, and those operations will be supported by Worldwide by loans from Worldwide to NOWnews, on an as needed basis.

As specified in the Definitive Agreement, the Company intends to acquire 15% of the issued and outstanding shares of Company A’s common stock for $3,000,000, and Worldwide intends that its existing shareholders will acquire 84% of the issued and outstanding shares of Company A’s common stock.

******

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report includes forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

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

NATURE OF BUSINESS

GIA Investments Corp, a company in the developmental stage (the “Company” or “GIA”), was incorporated on July 6, 2010 in the State of Nevada. The Company’s business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other, related activities intended to enhance shareholder value. The acquisition of a business may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, or joint venture. The Company has not conducted business operations nor had revenues from operations since its inception.

Also, the Company’s business plan is to seek, investigate, and assist small to medium sized Asian companies enter the U.S. equity markets. We will look for small profitable companies in growth industries.  We intend to deal with management who share our vision of growth, within reason.  We intend to shy away from management personnel that appear to be in the business for the “short haul”.  The character of management personnel will play a big part in our decision making process.  The Company will charge various fees for its consulting services, and some of those fees may be received in the form of equity.

There are thousands small to mid-size businesses in China that can benefit from the services we offer.  We will help educate these businesses as to the many benefits available to their companies as publicly traded companies in the United States, specifically the OTCBB.  We will put together bi-lingual professionals and offer our services as a “package” to our clients. We believe we can offer a “turnkey” process for Asian companies to participate in the equity markets in the United States by listing on the OTCBB.  We will assist those companies with incorporation in the United States, assist those companies with the registration and reporting requirements of the Securities and Exchange Commission, and introduce them to market makers, auditors and attorneys.

WHERE YOU CAN FIND US

Our offices are located at:

GIA Investments Corp.
No. 85, Floor 14, Ste B1
Ren-Ai Road, Section 4
Taipei, Taiwan

For Service Purposes:

GIA Investments Corp.
4790 Caughlin Pkwy, Ste 387
Reno, Nevada 89519
775-851-7397

Results of Operations for the nine months ended September 30, 2013 and September 30, 2012

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the nine months ended September 30, 2013 totaled $166,246 as compared to operating expenses totaling $847,348 July 6, 2010 (inception) to September 30, 2013. The increase   resulted primarily from professional fees incurred related to our public company filing obligations.

Net Losses

Net losses for the nine months ended September 30, 2013 were $166,246.  The increase in net losses is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

As of September 30, 2013, we had working capital of $39,932.

Net cash provided by financing activities during the nine months ended September 30, 2013 was $0.

No shares were sold and no warrants were exercised during the nine months ended September 30, 2013.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets, including cash, of $39,932. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2012 and the nine months ended as of September 30, 2013.

SHORT TERM

On a short-term basis, we have generated no revenues to pay the costs of our operations.  Additionally, we will have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of public offering or private placement proceeds.

As noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next twelve months, which will require us to raise additional external funds through the sale of additional equity or debt securities.  Currently, we have no plans for additional capital. In any event, we expect that unless our sales increase significantly, we will need to raise additional funds over the next 12 months to finance the costs of establishing the corporate infrastructure and related expenses, as well as sales and marketing expenses to support our introduction of our brands. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

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

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) issued pursuant to the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended December 31, 2010.  There was no impact to the consolidated financial results as this change is disclosure-only in nature. The adoption of SFAS 165 (ASC 855-10) did not have a significant effect on the Company’s financial statements as of that date or through the quarter ended September 30, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information pursuant to this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure pursuant to this Item 1A.

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

Signature	Title	Date

/s/ Heer Hsiao	Chairman, President, CEO and CFO, Principal Executive Officer	November 12, 2013
and Principal Accounting Officer