Form 10-K
period 2013-12-31
GIA INVESTMENTS CORP.
filed 2014-04-11
CIK 1500497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number:

GIA INVESTMENTS CORP.
Room B1, 14F, Number 85, Section 4
Ren’ai Road, Da’an District
Taipei City, Taiwan

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 28,593,000 common shares issued and outstanding as of April 7, 2014.

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements.  All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties.  Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings.  These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements.  The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include those specified in this Annual Report on Form 10-K.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.  We file reports with the Securities and Exchange Commission (“SEC”).  You can read and copy any materials we file with the SEC at the SEC’S Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549.  You can obtain additional information about the operation of the Public Reference Room by Calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K.  Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1.   Business

 GIA Investments Corp, (the “Company” “our”, “we”, or “us”), was incorporated on July 6, 2010 in the State of Nevada. The Company’s business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation or joint venture. The Company has not conducted business operations nor had revenues from operations since its inception.

Also, the Company’s business plan is to seek, investigate, consult with and assist small to medium sized Asian companies to enter the United States equity markets. We will look for small profitable companies in growth industries.  We desire to deal with management who shares our vision of growth, within reason.  We intend to shy away from management that appears to be in the business for the “short haul”.  Management’s character will play a big part in our decision making process.  The Company will charge various fees for its consulting services, and some of those fees may come in the form of equity in the client business. Examples of those services are assist with the preparation and filing of various registration statements, the formation or reorganization of companies, and assist with the preparation and filing of various reports on Forms 10-Q, 10-K, and 8-K.

We believe that there is a significant number of small to mid-size businesses in China that can benefit from the services we offer.  We will help educate management of these businesses as to the opportunities available as a publicly traded company in the United States, including, but not limited to, participation on the OTCBB. We have assembled a team of bi-lingual professionals and offer their services as a “package” to our clients. We believe we can offer a “turnkey” process for Asian companies to participate in the equity markets in the United States by becoming a reporting company. We will assist them in being incorporated in the United States, assist them with the registration process, and introduce them to market makers, auditors and legal counsel.

Overview

There are many small profitable companies in China and elsewhere in Asia with no knowledge of the public company process and related regulatory requirements in the United States.  We believe we can fill a market niche with our ability to identify prospects in the Asian community, because of our relationships with professionals that Heer Hsiao, our President, has developed during the past 9 years.  We believe we are breaking ground in this industry and have no idea regarding how this market will develop in the future.

Principal Services and Their Markets

We believe there is a significant number of small to mid-size businesses in China that can benefit from the services we offer.  We will help educate management of these businesses as to the many benefits available as a publicly traded company in the United States.  We have assembled a team of bi-lingual professionals and offer their services as a “package” to our clients. We believe we can offer a “turnkey” process for Asian companies to participate in the equity markets in the United States.  We will assist them in being incorporated in the United States, assist them with the registration process, and introduce them to market makers, auditors and legal counsel.

Competition

There are many professional entities, i.e., law firms, financial institutions, investment bankers, etc., world-wide getting involved in the growth opportunities in the Asian markets, in particular, China.  We hope our selected “niche” of the small to medium size business might be well suited for our operations. We also believe that our chosen market will help us eliminate the possibility of major expenses due to the smaller size of our transactions.

Dependence on One or a Few Major Customers

Currently, we do not depend on one or a few major customers.

Patents and Trademarks

Currently, we have no registered patents or trademarks.

Government and Industry Regulation

We believe that our operations are not subject to governmental or industry regulation.

Research and Development Activities

Currently, we have no research and development activities.

Environmental Laws

Currently, our operations have no material effect on the environment.

Employees and Employment Agreements

The Company has one full time employee. There are no employee agreements in effect.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.   Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.   Properties

The Company currently uses office space provided by Heer Hsiao, President of the Company, at no cost to the Company, located at Room B1, 14F, Number 85, Section 4, Ren’ai Road, Da’an District, Taipei City, Taiwan.

Item 3.   Legal Proceedings

There are no lawsuits filed or pending against the Company by others, and no lawsuits filed or pending against others by the Company.  There are no contingencies, sureties or guaranties in existence.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA, using the symbol GIA.  Shares of our common stock, generally, do not trade.  The OTCBB is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	N/A	N/A
September 30, 2013	N/A	N/A
June 30, 2013	N/A	N/A
March 31, 2013	N/A	N/A

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	N/A	N/A
September 30, 2012	N/A	N/A
June 30, 2012	N/A	N/A
March 31, 2012	N/A	N/A

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

Holders of Our Common Stock

As of December 31, 2013, there were 28,593,000 shares of our common stock outstanding held by 94 holders of record.

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

Recent Sales of Unregistered Securities

There have been no recent sales of the Company’s unregistered securities.

Securities Authorized for Issuance pursuant to Equity Compensation Plans

We did not issue any securities pursuant to any equity compensation plan as of December 31, 2013.

Item 6.   Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

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

Overview

GIA Investments Corp, (the “Company” “our”, “we”, or “us”), was incorporated on July 6, 2010 in the State of Nevada. The Company’s business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation or joint venture. The Company has not conducted business operations nor had revenues from operations since its inception.

Also, the Company’s business plan is to seek, investigate, consult with and assist small to medium sized Asian companies to enter the United States equity markets. We will look for small profitable companies in growth industries.  We desire to deal with management who shares our vision of growth, within reason.  We intend to shy away from management that appears to be in the business for the “short haul”.  Management’s character will play a big part in our decision making process.  The Company will charge various fees for its consulting services, and some of those fees may come in the form of equity in the client business. Examples of those services are assist with the preparation and filing of various reports, the formation or reorganization of companies, and assist with the preparation and filing of various reports on Forms 10-Q, 10-K, and 8-K.

We have not conducted any market research regarding the probability of success of our operations or the acceptance of our services by our intended market.

Material Definitive Agreements

On September 16, 2013, we entered into a written Definitive Agreement with Worldwide Media Investments Corp, a company incorporated in Anguilla (“Worldwide”) (the “Worldwide Definitive Agreement”).

Pursuant to the provisions of the Worldwide Definitive Agreement, Worldwide and we agreed that Worldwide would acquire NOWnews Network Co. Ltd., a media company incorporated in Taiwan R.O.C. (“NOWnews”), pursuant to a stock purchase agreement, and Worldwide will fund the operations of NOWnews for a period of approximately 8 months.  Additionally, pursuant to the Worldwide Definitive Agreement, Worldwide and we acknowledged that Worldwide desires to be acquired by an unidentified company (defined in the Worldwide Definitive Agreement as “Company A”), pursuant to a stock exchange agreement, and Company A will be a participant in the OTCQB.

Pursuant to the provisions of the Worldwide Definitive Agreement, prior to the acquisition of Worldwide by Company A, Worldwide will increase its capital by $1,000,000 from contributions from Worldwide’s existing shareholders for the purpose of supporting the operations of NOWnews for that 8 month period, and those operations will be supported by Worldwide by loans from Worldwide to NOWnews, on an as needed basis.

As specified in the Worldwide Definitive Agreement, we intend to acquire 15% of the issued and outstanding shares of Company A’s common stock in exchange for our payment of $3,000,000, and Worldwide intends that its existing shareholders will acquire 84% of the issued and outstanding shares of Company A’s common stock.

The foregoing information regarding the Worldwide Definitive Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Worldwide Definitive Agreement, a copy of which is attached as an exhibit to that Current Report on Form 8-K filed with the SEC on September 19, 2013.

On December 25, 2011, we entered into a Preliminary Definitive Agreement (the “Baby Trend Acquisition Agreement”), dated as of December 25, 2011, with Baby Trend, Inc., (“Baby Trend”), which agreement specifies the initial terms pursuant to which we intended to acquire Baby Trend.

Pursuant to the Baby Trend Acquisition Agreement, we agreed to pay approximately $45 million which will be payable in 3 tranches over 3 years, subject to Baby Trend meeting certain net worth thresholds.  We agreed to pay the first tranche of $20 million in July 15, 2012, concurrently with our entry into a more detailed acquisition agreement (the “Detailed Acquisition Agreement”) with Baby Trend.  We agreed to pay the second tranche of $10 million on April 15, 2013, and we agreed to pay the third tranche of $15 million on April 15, 2014.  Payment of the third tranche was subject to Baby Trend having a net worth of no less than $10 million as of July 15, 2012, the final tranche payable to Baby Trend was to be credited with the amount for which Baby Trend has fallen below the $10 million threshold.

Upon consummation of the Detailed Acquisition Agreement, Baby Trend would have become a wholly-owned subsidiary of the Company.

This description of the Baby Trend Acquisition Agreement is not a complete statement of the parties’ rights and obligations pursuant to the Baby Trend Acquisition Agreement and is qualified in its entirety by reference to the full text of the Baby Trend Acquisition Agreement, which is filed as an exhibit to that Current Report on Form 8-K filed with the SEC on December 29, 2011.

On January 9, 2013, we prepared and delivered to Baby Trend, a written Notice of Termination of the Baby Trend Acquisition Agreement (the “Baby Trend Termination Notice”).

The foregoing information regarding the Baby Trend Termination Notice is not intended to be complete and is qualified in its entirety by reference to the complete text of the Baby Trend Termination Notice, a copy of which is attached as an exhibit to that Current Report on Form 8-K filed with the SEC on February 13, 2013.

On February 26, 2013, we entered into a written Letter of Intent with Auxin Solar, LLC (“Auxin”) regarding a relationship with Auxin in connection with the development and installation of various solar projects for residential and commercial purposes (the “Auxin Letter of Intent”).  Pursuant to the Auxin Letter of Intent, Auxin has negotiated a 20MW solar power plant project in Lao PDR (“Lao”).

Auxin agreed to secure and provide 75% of the funding of the cost of that project, which funding shall be borrowed by Auxin from US Exim Bank (“Exim”).  We agreed to provide 25% of the funding of the cost of that project, as equity.  We will provide that equity investment at such time as Exim provides that debt financing.

The Government of Lao will purchase the power generated by that project at a rate of $.25/kwh for 20 years; provided, however, that the amount shall be increased 2% annually.

The foregoing information regarding the Auxin Letter of Intent is not intended to be complete and is qualified in its entirety by reference to the complete text of the Letter of Intent, a copy of which is attached as an exhibit to that Current Report on Form 8-K filed with the SEC on March 4, 2013.

Results of Operations for the Years Ended December 31, 2013 and 2012 and for the period from inception (July 6, 2010) to December 31, 2013

We have not earned any revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will be able to enter into commercial relationships with intended client companies or businesses.

Our general and administrative expenses for the year ended December 31, 2013 were $640,055, as compared with $482,182 for the year ended December 31, 2012.  Our general and administrative expenses for the period from inception (July 6, 2010) through December 31, 2013 were $1,321,157.

We had a net loss of $640,055 for the year ended December 31, 2013, as compared with $482,182 for the year ended December 31, 2012, and a net loss of $1,321,157 for the period from inception (July 6, 2010) to December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets of $243,408. Our total current liabilities as of December 31, 2013 were $3,749,436. Therefore, we had a working capital deficit of $3,506,028 as of December 31, 2013.

Operating activities used $640,041 in cash for the year ended December 31, 2013. Our net loss of $640,055 was the primary component of our negative operating cash flow. Cash flows provided by financing activities during year ended December 31, 2013 consisted of $3,200,236, as proceeds from related party loans and proceeds received from others.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months.  We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements.  We plan to seek additional financing in a private equity offering to secure funding for our operations.  There can be no assurance that we will be successful in raising additional funding.  If we are not able to secure additional funding, the implementation of our business plan will be impaired.  There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

We have a deficit accumulated during the development stage of $1,321,143 as of December 31, 2013. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to disclose this item.

Item 8.   Financial Statements and Supplementary Data

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GIA Investments Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of GIA Investments Corp. (a Development Stage Company) (the "Company") as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for years then ended and for the period from July 6, 2010 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from July 6, 2010 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has a working capital deficit and has no cash flows from operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ KCCW Accountancy Corp
Diamond Bar, California

April 8, 2014

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash in Bank	$243,408	$210,825
Total Current Assets	243,408	210,825

Prepaid investments	2,527,612	-
Deposits	36,073	36,073

Total Assets	$2,807,093	$246,898

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loan payable to related party	$624,436	$549,200
Other payable	3,125,000	-
Total Current Liabilities	3,749,436	549,200

Stockholders' Equity
Common stock, $0.001 par value, 50,000,000 shares
authorized, 28,593,000 shares issued and outstanding
as of December 31, 2013 and December 31, 2012	28,593	28,593
Additional paid-in capital	350,207	350,207
Deficit accumulated during the development stage	(1,321,143)	(681,102)
Total stockholders' equity	(942,343)	(302,302)

Total Liabilities and Stockholders' Equity	$2,807,093	$246,898

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2013

			Accumulated from
			July 6, 2010 (Inception)
	2013	2012	through December 31, 2013

Revenue	$-	$-	$-

General and administrative expenses	640,055	482,182	1,321,157

Loss from operations	(640,055)	(482,182)	(1,321,157)

Other income (expenses)
Interest income	14	-	14
Total other income	14	-	14

Loss before provision for income taxes	(640,041)	(482,182)	(1,321,143)

Provision for income taxes	-	-	-

Net Loss	$(640,041)	$(482,182)	$(1,321,143)

Net Loss Per Share-
Basic and Diluted	$(0.02)	$(0.02)	$(0.05)

Weighted Average Shares Outstanding:
Basic and Diluted	28,593,000	28,256,578	27,872,132

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2013

					Accumulated
					Deficit
			Additional	Stock	During the
	Common Stock		Paid-in	Subscription	Development
	Share	Amount	Capital	Receivable	Stage	Total

Issuance of common stock to founders	28,000,000	$28,000	$22,000	$-	$-	$50,000

Issuance of common stock for cash	250,000	250	124,750	(125,000)	-	-

Net loss	-	-	-	-	(20,133)	(20,133)

Balance, December 31, 2010	28,250,000	28,250	146,750	(125,000)	(20,133)	29,867

Receipts of capital	-	-	-	125,000	-	125,000

Net loss	-	-	-	-	(178,787)	(178,787)

Balance, December 31, 2011	28,250,000	28,250	146,750	-	(198,920)	(23,920)

Issuance of common stock for cash	343,000	343	203,457	-	-	203,800

Net loss	-	-	-	-	(482,182)	(482,182)

Balance, December 31, 2012	28,593,000	28,593	350,207	-	(681,102)	(302,302)

Net loss	-	-	-	-	(640,041)	(640,041)

Balance, December 31, 2013	28,593,000	$28,593	$350,207	$-	$(1,321,143)	$(942,343)

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2013

			Accumulated from
			July 6, 2010 (Inception)
	2013	2012	through December 31, 2013

Cash flows from operating activities
Net loss	$(640,041)	$(482,182)	$(1,321,143)
Adjustments to reconcile net loss to net cash used in operations:
Increase in deposits	-	(36,073)	(36,073)
Net cash used in operating activities	(640,041)	(518,255)	(1,357,216)

Cash flows from investing activities
Prepaid investments	(2,527,612)	-	(2,527,612)
Net cash used in investing activities	(2,527,612)	-	(2,527,612)

Cash flows from financing activities
Proceeds from loan from related party	555,356	753,000	1,308,356
Repayment of loan from related party	(480,120)	(203,800)	(683,920)
Other payable	3,125,000	-	3,125,000
Capital contribution	-	203,800	378,800
Net cash provided by (used in) financing activities	3,200,236	753,000	4,128,236

Net change in cash	32,583	234,745	243,408

Cash and cash equivalents
Beginning	210,825	96,480	-
Ending	$243,408	$331,225	$243,408

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

The Company’s year-end is December 31.

Going Concern
These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $1,321,143 as of December 31, 2013, has a working capital deficit, and it had no revenue from operations.

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

Net Income Per Share
Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2013, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

NOTE 2 - INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $1,321,143 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31:
	2013	2012

Federal income tax benefit attributable to:
Current Operations	$217,614	$163,942
Less: valuation allowance	(217,614)	(163,942)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31:

	2013	2012

Deferred tax asset attributable to:
Net operating loss carryover	$449,188	$231,575
Less: valuation allowance	(449,188)	(231,575)
Net deferred tax asset	$0	$0

NOTE 3 - PREPAID INVESTMENTS

As of December 31, 2013, there were prepaid investments of $2,527,612. The amount represents the amounts paid to the Worldwide Media Investments Corp. (“Worldwide”) and its existing shareholders for future equity investment in Worldwide and its holding company, pursuant to the Definite Agreement entered by the Company and Worldwide (see NOTE 9).

NOTE 4 - OTHER PAYABLE

As of December 31, 2013, due to others amounted to $3,125,000. The amount represents the cash received from seven investors that intends to subscribe the Company’s common shares. The Company has not entered into any agreement on the stock subscription terms for these advances.

NOTE 5 - STOCKHOLDERS’ EQUITY

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

NOTE 6 - RELATED PARTY TRANSACTIONS

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

Loan from related party- The Company has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2013, there were $624,436 advances outstanding.

NOTE 7 - OPERATING LEASE

The Company leases a vehicle under long-term, non-cancellable operating lease agreement. The lease expires on February 2015. Lease expense totaled $20,787 for the year ended December 31, 2013.

The following is a schedule of future minimum rental payments required under the operating lease agreement:

Twelve-month
Ending December 31,	Amount
2014	$24,871
2015	4,145
$29,016

NOTE 8 - TERMINATION OF A MATERIAL DEFINITIVE AGREEMENT

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

NOTE 9 - ENTRY INTO MATERIAL DEFINITIVE AGREEMENTS

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

Pursuant to the provisions of the Definitive Agreement, Worldwide would acquire NOWnews Network Co. Ltd., a media company incorporated in Taiwan R.O.C. (“NOWnews”), pursuant to a stock purchase agreement, and Worldwide will fund the operations of NOWnews for a period of approximately 8 months. Additionally, Worldwide desires to be acquired by an unidentified company (defined in the Definitive Agreement as “Company A”), pursuant to a stock exchange agreement, and Company A will be a participant in the OTCQB.

Pursuant to the provisions of the Definitive Agreement, prior to the acquisition of Worldwide by Company A, Worldwide will increase its capital by $1,000,000 from contributions from Worldwide’s existing shareholders for the purpose of supporting the operations of NOWnews for that 8 month period, and those operations will be supported by Worldwide by loans from Worldwide to NOWnews, on an as needed basis.

As specified in the Definitive Agreement, the Company intend to acquire 15% of the issued and outstanding shares of Company A’s common stock for $3,000,000, and Worldwide intends that its existing shareholders will acquire 84% of the issued and outstanding shares of Company A’s common stock.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2013 up through the date the Company issued these financial statements.

*****

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 pursuant to the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, as of December 31, 2013. This evaluation was carried out pursuant to the supervision and with the participation of our management, including our Chief Executive Officer, Principal Executive Officer, Chief Financial Officer and Principal Financial Officer, who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in this Annual Report has been made known to them.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Principal Executive Officer and Principal Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this Annual Report.

We have identified the following material weaknesses in our internal controls:

●	reliance upon independent financial reporting consultants for review of critical accounting information and disclosures and material nonstandard transactions.
●	lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) pursuant to the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this Annual Report, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ended December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Limitations on the Effectiveness of Internal Controls

Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Name	Age	Position Held with the Company
Heer Hsiao	43	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

En Ming Tseng	58	Director

Heer Hsiao is our President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and a director.  Mr. Hsiao is 40 years old and has an MBA in economics from Tamkang University.  Since 2002 till the present Mr. Hsiao has been overseeing the many functions of Jing-Hua China Investment Consultants, which assists Taiwan enterprises grow and invest in China. Its website and relevant information can be found at www.jing-hua.com.  Mr. Hsiao will provide an English version of this website in the near future.

En Ming Tseng is a member of our board of directors.  In 1983, En Ming Tseng graduated from the National Taiwan Ocean University, Department of Shipping, Transportation and Management with a bachelor’s degree.  Additionally, in 1992, En Ming Tseng obtained a MBA from Bloomsburg University, Pennsylvania and, in 1995, a Ph.D. in industrial technology from the University of Northern Iowa.

From July 2006 continuing through the present, En Ming Tseng has been a director for Heimvista Co., Ltd., Taipei City, Taiwan.  From August 2007 through the present, En Ming Tseng has been a director of Reborn Group, Beijing City, China.  From January 2010 through the present, En Ming Tseng has served as the president of the Alumni Association and School Director, for St. John’s University, New Taipei County, Taiwan.  From January 2012 through the present, En Ming Tseng has served as chairman of Digivast Co. Ltd., Taipei City, Taiwan.

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

Item 11.   Executive Compensation

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of change of ownership of our common stock.  Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners are complied with in a timely fashion.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Heer Hsiao President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
En Ming Tseng Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Heer Hsiao	-	-	-	-	-	-	-	-	-
En Ming Tseng	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of December 31, 2013, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 28,593,000 shares of common stock issued and outstanding as of December 31, 2013.

Name and Address of Beneficial Owners of Common Stock(1)	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Heer Hsiao(4)	Common Stock	46,000 Shares	.002
TGB INC(2)(4)	Common Stock	22,000,000 Shares	77%
THE WORLD INC(3)(4)	Common Stock	6,000,000	21%
En Ming Tseng(4)	Common Stock	42,000.002
DIRECTORS AND OFFICERS – TOTAL		28,000,000 Shares
5% SHAREHOLDERS

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2) TGB INC is wholly owned by Heer Hsiao, our President and a member of our board of directors.
(3) THE WORLD INC is owned by Heer Hsiao.
(4) The address for each of those shareholders is 2F-6, Number 7, Qingdao East Road, Taipei City 100, Taiwan.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements and quarterly financial statement reviews for the periods ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees

2013	$10,000	$0	$0	$0

2012	$5,700	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8).

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Definitive Agreement with Worldwide Media Investments Corp dated September 16, 2013(2)
10.2	Preliminary Definitive Agreement with Baby Trend, Inc. dated December 25, 2011(3)
10.3	Termination Notice re: Termination of Preliminary Definitive Agreement with Baby Trend, Inc. dated January 9, 2013(4)
10.4	Letter of Intent with Auxin Solar, LLC dated February 26, 2013(5)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on October 15, 2010.
(2)	Incorporated by reference to Exhibit 10.1 to Form 8K filed September 19, 2013.
(3)	Incorporated by reference to Exhibit 10.2 to Form 8K filed December 29, 2011
(4)	Incorporated by reference to Exhibit 10.3 to Form 8K filed February 13, 2013
(5)	Incorporated by reference to Exhibit 10.4 to Form 8K filed March 4, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIA INVESTMENTS CORP.

By: /s/ Heer Hsiao	April 11, 2014
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Principal Executive Officer and director

Pursuant to the requirements of the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By: /s/ En Ming Tseng	April 11, 2014
Director

By: /s/ Heer Hsiao	April 11, 2014
Director