Form 10-K/A
period 2013-12-31
GIA INVESTMENTS CORP.
filed 2014-04-21
CIK 1500497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 28,593,000 common shares issued and outstanding as of April 21 , 2014.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of GIA Investments Corp. (the “Company”) for the year ended December 31, 2013, and filed with the Securities and Exchange Commission on April 11, 2014 (the “Original Filing”), is to revise the Company’s (i) Statements of Cash Flow and (ii) certain provisions of Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding (a) Results of Operations and (b) Liquidity and Capital Resources (the “MD&A”) included with the Original Filing.  For convenience of the reader, this Amendment specifies the Original Filing in its entirety, as amended by this Amendment.  Except for the Statements of Cash Flow and those revisions to the MD&A, this Amendment does not amend or otherwise update any other information in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.  As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities and Exchange Act of 1934, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K /A contains forward-looking statements.  All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties.  Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings.  These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements.  The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K /A reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include those specified in this Annual Report on Form 10-K /A .  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K /A .  We file reports with the Securities and Exchange Commission (“SEC”).  You can read and copy any materials we file with the SEC at the SEC’S Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549.  You can obtain additional information about the operation of the Public Reference Room by Calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K /A .  Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

We had a net loss of $640,041 for the year ended December 31, 2013, as compared with $482,182 for the year ended December 31, 2012, and a net loss of $1,321,143 for the period from inception (July 6, 2010) to December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets of $243,408. Our total current liabilities as of December 31, 2013 were $3,749,436. Therefore, we had a working capital deficit of $3,506,028 as of December 31, 2013.

Operating activities used $640,041 in cash for the year ended December 31, 2013. Our net loss of $640,041 was the primary component of our negative operating cash flow. Cash flows provided by investing activities during the year ended December 31, 2013 consisted of $2,527,612, asthe prepayment for investments.

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

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2013

			Accumulated from
			July 6, 2010 (Inception)
	2013	2012	through December 31, 2013

Cash flows from operating activities
Net loss	$(640,041)	$(482,182)	$(1,321,143)
Adjustments to reconcile net loss to net cash used in operations:
Increase in deposits	-	(36,073)	(36,073)
Net cash used in operating activities	(640,041)	(518,255)	(1,357,216)

Cash flows from investing activities
Prepaid investments	(2,527,612)	-	(2,527,612)
Net cash used in investing activities	(2,527,612)	-	(2,527,612)

Cash flows from financing activities
Proceeds from loan from related party	555,356	753,000	1,308,356
Repayment of loan from related party	(480,120)	(203,800)	(683,920)
Increase in other payable	3,125,000	-	3,245,400
Repayment of other payable	-	(120,400)	(120,400)
Capital contribution	-	203,800	378,800
Net cash provided by (used in) financing activities	3,200,236	632,600	4,128,236

Net change in cash	32,583	114,345	243,408

Cash and cash equivalents
Beginning	210,825	96,480	-
Ending	$243,408	$201,825	$243,408

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-

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

GIA INVESTMENTS CORP.

By: /s/ Heer Hsiao	April 21 , 2014
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Principal Executive Officer and director

Pursuant to the requirements of the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By: /s/ En Ming Tseng	April 21 , 2014
Director

By: /s/ Heer Hsiao	April 21 , 2014
Director