Form 10-Q
period 2014-03-31
GIA INVESTMENTS CORP.
filed 2014-05-14
CIK 1500497

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,593,000 common shares issued and outstanding as of March 31, 2014.

GIA Investments Corp.
FORM 10-Q
INDEX

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4

Statements of Operations for the three months ended March 31, 2014 and March 31, 2013 and for the cumulative period from July 6, 2010 (date of inception) to March 31, 2014 (unaudited)	5

Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2014 and for the cumulative period from July 6, 2010 (date of inception) to March 31, 2014 (unaudited)	6

Notes to condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosure about Market Risk	14

Item 4. Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosure	15

Item 5. Other Information	15

Item 6. Exhibits	15

SIGNATURES	16

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

GIA INVESTMENTS CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FOR THE PERIOD ENDED
MARCH 31, 2014

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)

ASSETS
Current Assets
Cash in Bank	$103,084	$243,408
Total Current Assets	103,084	243,408

Prepaid investments	2,527,612	2,527,612
Deposits	36,073	36,073

Total Assets	$2,666,769	$2,807,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loan payable to related party	$574,245	$624,436
Due to others	3,125,000	3,125,000
Total Current Liabilities	3,699,245	3,749,436

Stockholders' Equity
Common stock, $0.001 par value, 50,000,000 shares
authorized, 28,593,000 shares issued and outstanding
as of March 31, 2014 and December 31, 2013	28,593	28,593
Additional paid-in capital	350,207	350,207
Other comprehensive income (loss)	(9,863)	-
Deficit accumulated during the development stage	(1,401,413)	(1,321,143)
Total stockholders' equity	(1,032,476)	(942,343)

Total Liabilities and Stockholders' Equity	$2,666,769	$2,807,093

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH March 31, 2014
(UNAUDITED)
			Accumulated from
	March 31,	March 31,	July 6, 2010 (Inception) through March 31,
	2014	2013	2014

Revenue	$-	$-	$-

General and administrative expenses	80,270	45,164	1,401,427

Loss from operations	(80,270)	(45,164)	(1,401,427)

Other income (expenses)
Interest income	-	-	14
Total other income	-	-	14

Loss before provision for income taxes	(80,270)	(45,164)	(1,401,413)

Provision for income taxes	-	-	-

Net Loss	$(80,270)	$(45,164)	$(1,401,413)

Net Loss Per Share-
Basic and Diluted	$(0.00)	$(0.00)	$(0.05)

Weighted Average Shares Outstanding:
Basic and Diluted	28,593,000	28,593,000	27,919,696

Other comprehensive income (loss):
Net loss	$(80,270)	$(45,164)	$(1,401,413)
Foreign currency translation adjustment, net of tax	(9,863)	-	(9,863)
Comprehensive loss	$(90,133)	$(45,164)	$(1,411,276)

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH MARCH 31, 2014
(UNAUDITED)
			Accumulated from
	March 31,	March 31,	July 6, 2010 (Inception through March 31,
	2014	2013	2014

Cash flows from operating activities
Net loss	$(80,270)	$(45,164)	$(1,401,413)
Adjustments to reconcile net loss to net cash used in operations:
Increase in deposits	-	-	(36,073)
Net cash used in operating activities	(80,270)	(45,164)	(1,437,486)

Cash flows from investing activities
Repayment of loan from others	-	-	(2,527,612)
Net cash used in investing activities	-	-	(2,527,612)

Cash flows from financing activities
Proceeds from loan from related party	99,824	70,000	1,408,180
Repayment of loan from related party	(159,937)	(180,000)	(843,857)
Increase in other payable	-	-	3,245,400
Repayment of other payable	-	-	(120,400)
Capital contribution	-	-	378,800
Net cash provided by (used in) financing activities	(60,113)	(110,000)	4,068,123

Effect of exchange rate changes on cash and cash equivalents	59	-	59

Net change in cash	(140,324)	(155,164)	103,084

Cash and cash equivalents
Beginning	243,408	210,825	-
Ending	$103,084	$55,661	$103,084

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form 10-K for the year ended December 31, 2013.

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

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $1,401,413 as of March 31, 2014, and it had no revenue from operations.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2014, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Foreign-currency Transactions

Foreign-currency transactions are recorded in New Taiwan dollar (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollar, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ equity.

Translation Adjustment

The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency in its branch in Taiwan is New Taiwan dollar (“NTD”). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollar ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2014 up through the date the Company issued these financial statements.

NOTE 2 – INCOME TAXES

As of March 31, 2014, the Company had net operating loss carry forwards of approximately $1,401,000 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 3 – PREPAID INVESTMENTS

As of March 31, 2014 and December 31, 2013, there were prepaid investments of $2,527,612. The amount represents the amounts paid to the Worldwide Media Investments Corp. (“Worldwide”) and its existing shareholders for future equity investment in Worldwide and its holding company, pursuant to the Definite Agreement entered by the Company and Worldwide (see NOTE 6).

NOTE 4 – OTHER PAYABLE

As of March 31, 2014 and December 31, 2013, due to others amounted to $3,125,000. The amount represents the cash received from seven investors that intends to subscribe the Company’s common shares. The Company has not entered into any agreement on the stock subscription terms for these advances.

NOTE 5 – RELATED PARTY TRANSACTIONS

Loan from related party- The Company has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2014, there were $574,245 advances outstanding.

NOTE 6 – ENTRY INTO MATERIAL DEFINITIVE AGREEMENTS

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

******

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We disclaim any obligation to revise or update any forward-looking statements to disclose any event or circumstance that may occur after the date of this Quarterly Report. Readers are urged to review and consider the various disclosures made throughout the entirety of this Quarterly Report carefully, which attempts to inform interested parties of the factors that may affect our business, financial condition, results of operations and prospects.

Overview

GIA Investments Corp, (the “Company” “our”, “we”, or “us”), was incorporated on July 6, 2010 in the State of Nevada. The Company’s business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and encompass assets or a business entity, such as a corporation, limited liability company or joint venture. The Company has not had revenues from operations since its inception.

Also, the Company’s business plan is to seek, investigate, consult with and assist small to medium sized Asian businesses to enter the United States equity markets. We will look for small profitable businesses in growth industries. We desire to deal with management who shares our vision of growth, within reason. We intend to avoid management that appears to be in the business for the “short haul”. The character and attitude of management of those businesses will influence our decision making process significantly. The Company will charge various fees for its consulting services, and some of those fees may come in the form of equity in the client business. Examples of those services include assistance with the preparation and filing of various registration statements, the formation or reorganization of businesses, and assistance with the preparation and filing of various reports on Forms 10-Q, 10-K, and 8-K.

We believe that there is a significant number of small to mid-size businesses in China that can benefit from the services we offer.  We will help educate management of these businesses regarding the opportunities available to a publicly traded company in the United States, including, but not limited to, participation on the OTC Markets. We have assembled a team of bi-lingual professionals and offer their services as a “package” to our clients. We believe we can offer a turnkey process for Asian businesses to participate in the equity markets in the United States by becoming a reporting company. We will assist those businesses with incorporation in the United States and the registration process, and introduce them to market makers, auditors and legal counsel.

There are many small profitable businesses in China and elsewhere in Asia with no knowledge of the public company process and related regulatory requirements in the United States.  We believe we can fill a market niche with our ability to identify prospects in the Asian community, because of our relationships with professionals that Heer Hsiao, our President, has developed.  We believe we are breaking ground in this industry but have no idea regarding how this market will develop.

Results of Operations for the 3 months ended March 31, 2014 and March 31, 2013

The following information should be considered in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

We have not earned any revenues since our inception.  We are presently in the development stage of our business, and we can provide no assurance that we will be able to enter into commercial relationships with intended client businesses.

Revenue

We had no revenue during the 3 months ended March 31, 2014, and we had no revenue for the 3 months ended March 31, 2013.

Operating Expenses

Operating expenses during the 3 months ended March 31, 2014 totaled $80,270, as compared to operating expenses of $45,164 for the 3 months ended March 31, 2013. The increase resulted primarily from professional fees incurred related to our public company filing obligations.

Net Losses

Net losses for the 3 months ended March 31, 2014 were $80,270, compared to net losses of $45,164 for the 3 months ended March 31, 2013.  The increase in net losses is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

Cash and cash equivalents were $103,084 at March 31, 2014 and $243,408 at December 31, 2013.  Our total current assets were $103,084 at March 31, 2014, as compared to $243,408 at December 31, 2013.  Our total current liabilities were $3,699,245 at March 31, 2014, as compared to $3,749,436 at December 31, 2013.

We had a working capital deficit of $3,596,161 at March 31, 2014, as compared to a working capital deficit of $3,506,028 at December 31, 2013.

Net cash provided by financing activities during the 3 months ended March 31, 2014 was $0.

No shares were sold and no warrants were exercised during the 3 months ended March 31, 2014.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets, including cash, of $103,084. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2013 and the 3 months ended March 30, 2014.

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

Going Concern

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 pursuant to the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, as of March 31, 2014. This evaluation was carried out pursuant to the supervision and with the participation of our management, including our Chief Executive Officer, Principal Executive Officer, Chief Financial Officer and Principal Financial Officer, who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in this Quarterly Report has been made known to them.

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

Based upon that evaluation, including our Principal Executive Officer and Principal Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

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

PART II – OTHER INFORMATION

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

Item 2.   Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not Applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

31.1	Certification of the Principal Executive Officer Certification Pursuant to Rule 13a-14
31.2	Certification of the Principal Financial Officer Certification Pursuant to Rule 13a-14
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIA Investments Corp
(Registrant)

By:	/s/ Heer Hsiao

Chairman and CEO

In accordance with the requirements of the Securities Act of 1933, this Quarterly REport was signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heer Hsiao	Chairman, President, CEO and CFO, Principal Executive Officer	May 14, 2014
and Principal Accounting Officer