Form 10-Q
period 2014-06-30
GIA INVESTMENTS CORP.
filed 2014-08-14
CIK 1500497

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,593,000 common shares issued and outstanding as of August 13, 2014.

GIA Investments Corp.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Quarterly Report on Form 10-Q are as follows:

Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013;	4

Statements of Operations for the three and six months ended June 30, 2014 and 2013 and period from July 6, 2010 (date of inception) to June 30, 2014 (unaudited);	5

Statements of Cash Flow for the six months ended June 30, 2014 and 2013 and period from July 6, 2010 (date of inception) to June 30, 2014 (unaudited);	6

Notes to Financial Statements;	7

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS

Current Assets
Cash in Bank	$11,270	$243,408
Total Current Assets	11,270	243,408

Prepaid investments	877,612	2,527,612
Investments	1,650,000	-
Deposits	36,073	36,073

Total Assets	$2,574,955	$2,807,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loan payable to related party	$667,029	$624,436
Due to others	3,125,000	3,125,000
Total Current Liabilities	3,792,029	3,749,436

Stockholders' Equity
Common stock, $0.001 par value, 50,000,000 shares
authorized, 28,593,000 shares issued and outstanding
as of June 30, 2014 and December 31, 2013	28,593	28,593
Additional paid-in capital	350,207	350,207
Other comprehensive income (loss)	(10,804)	-
Deficit accumulated during the development stage	(1,585,070)	(1,321,143)
Total stockholders' equity	(1,217,074)	(942,343)

Total Liabilities and Stockholders' Equity	$2,574,955	$2,807,093

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH JUNE 30, 2014
(UNAUDITED)

					Accumulated from
					July 6, 2010
	Six Months Ended		Three Months Ended		(Inception) through
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	263,930	111,168	183,660	66,004	1,585,087

Loss from operations	(263,930)	(111,168)	(183,660)	(66,004)	(1,585,087)

Other income (expenses)
Interest income	3	-	3	-	17
Total other income	3	-	3	-	17

Loss before provision for income taxes	(263,927)	(111,168)	(183,657)	(66,004)	(1,585,070)

Provision for income taxes	-	-	-	-	-

Net Loss	$(263,927)	$(111,168)	$(183,657)	$(66,004)	$(1,585,070)

Net Loss Per Share-
Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.06)

Weighted Average Shares Outstanding:
Basic and Diluted	28,593,000	28,593,000	28,593,000	28,593,000	27,961,807

Other comprehensive income (loss):
Net loss	$(263,927)	$(111,168)	$(183,657)	$(66,004)	$(1,585,070)
Foreign currency translation adjustment, net of tax	(10,804)	-	(941)	-	(10,804)
Comprehensive loss	$(274,731)	$(111,168)	$(184,598)	$(66,004)	$(1,595,874)

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH JUNE 30, 2014
(UNAUDITED)

			Accumulated from
			July 6, 2010
	Six Months Ended	Six Months Ended	(Inception) through
	June 30, 2014	June 30, 2013	June 30, 2014

Cash flows from operating activities
Net loss	$(263,927)	$(111,168)	$(1,585,070)
Adjustments to reconcile net loss to net cash used in operations:
Increase in deposits	-	-	(36,073)
Net cash used in operating activities	(263,927)	(111,168)	(1,621,143)

Cash flows from investing activities
Prepaid investment	-	-	(877,612)
Investments	-	-	(1,650,000)
Net cash used in investing activities	-	-	(2,527,612)

Cash flows from financing activities
Proceeds from loan from related party	194,111	87,125	1,502,467
Repayment of loan from related party	(162,046)	(180,000)	(845,966)
Increase in other payable	-	-	3,245,400
Repayment of other payable	-	-	(120,400)
Capital contribution	-	-	378,800
Net cash provided by (used in) financing activities	32,065	(92,875)	4,160,301

Effect of exchange rate changes on cash and cash equivalents	(276)	-	(276)
Net change in cash	(232,138)	(204,043)	11,270
Cash and cash equivalents
Beginning	243,408	210,825	-
Ending	$11,270	$6,782	$11,270

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-

Noncash transaction:
Investments paid from previously prepaid investments	$1,650,000	$-	$1,650,000

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
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

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $1,585,070 as of June 30, 2014, and it had no revenue from operations.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2014, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2014 up through the date the Company issued these financial statements.

NOTE 2 – INCOME TAXES

As of June 30, 2014, the Company had net operating loss carry forwards of approximately $1,585,000 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 3 – INVESTMENT IN WORLDWIDE MEDIA INVESTMENTS CORP

On May 23, 2014, the Company entered into an investment agreement with Worldwide Media Investment Corp., a company incorporated in Anguilla (“Worldwide”), pursuant to which the Company acquired 15% of the equity interest of Worldwide for the sum of $1,650,000. The investment is recorded at cost.

NOTE 4 – PREPAID INVESTMENTS

As of June 30, 2014, there were prepaid investments of $877,612. The amount represents the amounts paid to the existing shareholders of Worldwide Media Investments Corp. (“Worldwide”) for future equity investment in Worldwide and its holding company. There is no written agreement entered pursuant to this prepayment.

NOTE 5 – OTHER PAYABLE

As of March 31, 2014 and December 31, 2013, due to others amounted to $3,125,000. The amount represents the cash received from seven investors that intends to subscribe the Company’s common shares. The Company has not entered into any agreement on the stock subscription terms for these advances.

NOTE 6 – RELATED PARTY TRANSACTIONS

Loan from related party- The Company has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2014, there were $667,029 advances outstanding.

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

On May 23, 2014, we entered into an investment agreement with Worldwide Media Investment Corp., a corporation incorporated in Anguilla (“Worldwide”), pursuant to which we acquired 15% of the equity interest of Worldwide for $1,650,000.

Results of Operations for the 3 and 6 months ended June 30, 2014 and June 30, 2013

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

Revenue

We had no revenue during the 3 and 6 months ended June 30, 2014, and we had no revenue for the 3 and 6 months ended June 30, 2013.

Operating Expenses

Operating expenses during the 3 and 6 months ended June 30, 2014 totaled $183,660 and $263,930, respectively, as compared to operating expenses of $66,004 and $111,168, respectively, for the 3 and 6 months ended June 30, 2013.

Net Losses

Net losses for the 3 and 6 months ended June 30, 2014 were $183,657 and $263,927, respectively, compared to net losses of $66,004 and $111,168, respectively, for the 3 and 6 months ended June 30, 2013.  The increase in net losses is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

Cash and cash equivalents were $11,270 at June 30, 2014 and $243,408 at December 31, 2013.  Our total current assets were $11,270 at June 30, 2014, as compared to $243,408 at December 31, 2013.  Our total current liabilities were $3,792,029 at June 30, 2014, as compared to $3,749,436 at December 31, 2013.

We had a working capital deficit of $3,780,759 at June 30, 2014, as compared to a working capital deficit of $3,506,028 at December 31, 2013.

Net cash from operating activities during the 6 months ended June 30, 2014, was ($263,927), compared to ($111,168) for the 6 months ended June 30, 2013.

Net cash provided by financing activities during the 6 months ended June 30, 2014 was $32,065, which was primarily due to a loan from a related party, compared to ($92,875) during the 6 months ended June 30, 2013.

No shares were sold and no warrants were exercised during the 6 months ended June 30, 2014.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets, including cash, of $11,270. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2013 and the 6 months ended June 30, 2014.

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

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) issued pursuant to the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended December 31, 2010.  There was no impact to the consolidated financial results as this change is disclosure-only in nature. The adoption of SFAS 165 (ASC 855-10) did not have a significant effect on the Company’s financial statements as of that date or through the quarter ended June 30, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information pursuant to this Item 3.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 pursuant to the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, as of June 30, 2014. This evaluation was carried out pursuant to the supervision and with the participation of our management, including our Chief Executive Officer, Principal Executive Officer, Chief Financial Officer and Principal Financial Officer, who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in this Quarterly Report has been made known to them.

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

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date

/s/ Heer Hsiao	Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer and Principal Accounting Officer	August 13, 2014