Form 10-K
period 2014-12-31
GIA INVESTMENTS CORP.
filed 2015-04-15
CIK 1500497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 32,923,480 common shares issued and outstanding as of April 14, 2015.

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

PART I

Item 1.   Business

 GIA Investments Corp, (the “Company” “our”, “we”, or “us”), was incorporated on July 6, 2010, in the State of Nevada. The Company’s business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation or joint venture. The Company has not conducted business operations nor had revenues from operations since its inception.

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

We believe that there is a significant number of small to mid-size businesses in China that can benefit from the services we offer.  We will help educate management of these businesses as to the opportunities available as a publicly traded company in the United States, including, but not limited to, participation on the OTCBB or OTCQB, as appropriate.  We have assembled a team of bi-lingual professionals and offer their services as a “package” to our clients. We believe we can offer a “turnkey” process for Asian companies to participate in the equity markets in the United States by becoming a reporting company. We will assist them in being incorporated in the United States, assist them with the registration process, and introduce them to market makers, auditors and legal counsel.

Overview

There are many small profitable companies in China and elsewhere in Asia with no knowledge of the public company process and related regulatory requirements in the United States.  We believe we can fill a market niche with our ability to identify prospects in the Asian community, because of our relationships with professionals that Heer Hsiao, our President, has developed during the past 10 years.  We believe we are breaking ground in this industry and have no idea regarding how this market will develop in the future.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA, using the symbol GIAI.  Shares of our common stock, generally, do not trade.  The OTCBB is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	N/A	N/A
September 30, 2014	N/A	N/A
June 30, 2014	N/A	N/A
March 31, 2014	N/A	N/A

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	N/A	N/A
September 30, 2013	N/A	N/A
June 30, 2013	N/A	N/A
March 31, 2013	N/A	N/A

Recent Sales of Unregistered Securities.

On August 5, 2014, we issued 3,730,480 shares of our common stock for an aggregate value of $3,670,480, described more particularly as follows:

●	We converted $448,480 of related party indebtedness to 508,480 shares of our common stock, at a per share conversion price of $0.882.

●	We converted $152,000 of related party indebtedness to 152,000 shares of our common stock, at a per share conversion price of $1.00.

●
We issued 70,000 shares of our common stock to 3 individuals at a deemed price of $1.00 per share to compensate them for the services they provided to us, which results in total compensation of $70,000.

●	We issued 3,000,000 shares of our common stock to Cloud Media Investments Co., Ltd., at a price of $1.00 per share for cash proceeds of $3,000,000.

On December 29, 2014, we converted $300,000 of related party indebtedness to 600,000 shares of our common stock, at a conversion price of $0.50 per share.

Re-Purchase of Equity Securities.

No equity securities were repurchased during the twelve months ended December 31, 2014.

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

Holders of Our Common Stock

As of December 31, 2014, there were 32,923,480 shares of our common stock outstanding held by 101 holders of record.

Stock Option Grants

To date, we have not granted any stock options.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2014 or 2013.

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

We did not issue any securities pursuant to any equity compensation plan as of December 31, 2014.

Item 6.   Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

As specified in the Worldwide Definitive Agreement, we intended to acquire 15% of the issued and outstanding shares of Company A’s common stock in exchange for our payment of $3,000,000, and Worldwide intends that its existing shareholders will acquire 84% of the issued and outstanding shares of Company A’s common stock.

The foregoing information regarding the Worldwide Definitive Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Worldwide Definitive Agreement, a copy of which is attached as an exhibit to that Current Report on Form 8-K filed with the SEC on September 19, 2013.

On May 23, 2014, we entered into an investment agreement with Worldwide, pursuant to which we acquired 15% of the equity interest of Worldwide for $1,650,000.

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

Results of Operations for the Years Ended December 31, 2014 and 2013 and for the period from inception (July 6, 2010) to December 31, 2014

We have not earned any revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will be able to enter into commercial relationships with intended client companies or businesses.

Our general and administrative expenses for the year ended December 31, 2014 were $537,504, as compared with $640,055 for the year ended December 31, 2013.  Our general and administrative expenses for the period from inception (July 6, 2010) through December 31, 2014 were $1,858,661.

We had a net loss of $537,469 for the year ended December 31, 2014, as compared with $640,041 for the year ended December 31, 2013, and a net loss of $1,858,612 for the period from inception (July 6, 2010) to December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had total current assets of $27,717, compared to $243,408 for the year ended December 31, 2013. Our total current liabilities as of December 31, 2014 were $109,859, compared to $3,749,436 for the year ended December 31, 2013. Therefore, we had a working capital deficit of $82,142 as of December 31, 2014, compared to $3,506,208 for the year ended December 31, 2013.

Operating activities used $467,469 in cash for the year ended December 31, 2014, compared to $640,041 for the year ended December 31, 2013. Our net loss of $537,469 for the year ended December 31, 2014 was the primary component of our negative operating cash flow for that year.  There were no cash flows provided by investing activities during the year ended December 31, 2014.

Cash flows from financing activities was $207,617 for the year ended December 31, 2014, which resulted from the sale of our common stock, compared to $3,200,236 for the year ended December 31, 2013.

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

Going Concern

We have a deficit accumulated during the development stage of $1,858,612 as of December 31, 2014. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

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

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to disclose this item.

Item 8.   Financial Statements and Supplementary Data

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GIA Investments Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of GIA Investments Corp. (a Development Stage Company) (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for years then ended and for the period from July 6, 2010 (inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended and for the period from July 6, 2010 (inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KCCW Accountancy Corp
Diamond Bar, California

April 9, 2015

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

Current Assets
Cash in Bank	$27,717	$243,408
Total Current Assets	27,717	243,408

Prepaid investments	877,612	2,527,612
Investments	1,650,000	-
Deposits	36,073	36,073

Total Assets	$2,591,402	$2,807,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loan payable to related party	$109,859	$624,436
Due to others	-	3,125,000
Total Current Liabilities	109,859	3,749,436

Stockholders' Equity
Common stock, $0.001 par value, 50,000,000 shares authorized,
32,923,480 and 28,593,000 shares issued and outstanding
as of December 31, 2014 and December 31, 2013, respectively	32,923	28,593
Additional paid-in capital	4,316,357	350,207
Other comprehensive income (loss)	(9,125)	-
Deficit accumulated during the development stage	(1,858,612)	(1,321,143)
Total stockholders' equity	2,481,543	(942,343)

Total Liabilities and Stockholders' Equity	$2,591,402	$2,807,093

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2014

			Accumulated from
			July 6, 2010 (Inception)
	2014	2013	through December 31, 2014

Revenue	$-	$-	$-

General and administrative expenses	537,504	640,055	1,858,661

Loss from operations	(537,504)	(640,055)	(1,858,661)

Other income (expenses)
Interest income	35	14	49
Total other income	35	14	49

Loss before provision for income taxes	(537,469)	(640,041)	(1,858,612)

Provision for income taxes	-	-	-

Net Loss	$(537,469)	$(640,041)	$(1,858,612)

Net Loss Per Share-
Basic and Diluted	$(0.02)	$(0.02)	$(0.07)

Weighted Average Shares Outstanding:
Basic and Diluted	30,108,921	28,593,000	28,369,525

Other comprehensive income (loss):
Net loss	$(537,469)	$(640,041)	$(1,858,612)
Foreign currency translation adjustment, net of tax	(9,125)	-	(9,125)
Comprehensive loss	$(546,594)	$(640,041)	$(1,867,737)

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2014

					Accumulated
			Additional	Stock	Deficit
	Common Stock		Paid-in	Subscription	During the	Comprehensive
	Share	Amount	Capital	Receivable	Development Stage	Income	Total

Issuance of common stock to founders	28,000,000	$28,000	$22,000	$-	$-	$-	$50,000

Issuance of common stock for cash	250,000	250	124,750	(125,000)	-	-	-

Net loss	-	-	-	-	(20,133)	-	(20,133)

Balance, December 31, 2010	28,250,000	28,250	146,750	(125,000)	(20,133)	-	29,867

Receipts of capital	-	-	-	125,000	-	-	125,000

Net loss	-	-	-	-	(178,787)	-	(178,787)

Balance, December 31, 2011	28,250,000	28,250	146,750	-	(198,920)	-	(23,920)

Issuance of common stock for cash	343,000	343	203,457	-	-	-	203,800

Net loss	-	-	-	-	(482,182)	-	(482,182)

Balance, December 31, 2012	28,593,000	28,593	350,207	-	(681,102)	-	(302,302)

Net loss	-	-	-	-	(640,041)	-	(640,041)

Balance, December 31, 2013	28,593,000	$28,593	$350,207	$-	$(1,321,143)	$-	$(942,343)

Shares issued for cash on August 5, 2014	3,660,480	3,660	3,596,820	-	-	-	3,600,480

Shares issued for service on August 5, 2014	70,000	70	69,930	-	-	-	70,000

Shares issued for cash on December 29, 2014	600,000	600	299,400	-	-	-	300,000

Translation adjustment	-	-	-	-	-	(9,125)	(9,125)

Net loss	-	-	-	-	(537,469)	-	(537,469)

Balance, December 31, 2014	32,923,480	$32,923	$4,316,357	$-	$(1,858,612)	$(9,125)	$2,481,543

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
AND PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2014
			Accumulated from
			July 6, 2010 (Inception)
	2014	2013	through December 31, 2014

Cash flows from operating activities
Net loss	$(537,469)	$(640,041)	$(1,858,612)
Adjustments to reconcile net loss to net cash used in operations:
Increase in deposits	-	-	(36,073)
Common stock issued for services	70,000		70,000
Net cash used in operating activities	(467,469)	(640,041)	(1,824,685)

Cash flows from investing activities
Prepaid investment	-	(2,527,612)	(877,612)
Investments	-	-	(1,650,000)
Net cash used in investing activities	-	(2,527,612)	(2,527,612)

Cash flows from financing activities
Proceeds from loan from related party	534,551	555,356	1,842,907
Repayment of loan from related party	(1,102,414)	(480,120)	(1,786,334)
Increase in other payable	-	3,125,000	3,245,400
Repayment of other payable	(3,125,000)	-	(3,245,400)
Capital contribution	3,900,480	-	4,279,280
Net cash provided by financing activities	207,617	3,200,236	4,335,853

Effect of exchange rate changes on cash and cash equivalents	44,161	-	44,161

Net change in cash	(215,691)	32,583	27,717
Cash and cash equivalents
Beginning	243,408	210,825	-
Ending	$27,717	$243,408	$27,717

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-
Noncash transaction:
Investments paid from previously prepaid investments	$1,650,000	$-	$1,650,000
Capital contribution from previously other payable	$3,125,000	$-	$3,125,000
Capital contribution from previously loan from related party	$775,480	$-	$775,480

The Accompanying Notes Are an Integral Part of the Financial Statements.

GIA INVESTMENTS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

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

The Company’s year-end is December 31.

Going Concern
These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $1,858,612 as of December 31, 2014, has a working capital deficit, and it had no revenue from operations.

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

Net Income Per Share
Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2014, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Translation Adjustment
The accounts of the Company’ branch was maintained, and its financial statements were expressed, in New Taiwan Dollar (“NTD”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, "Foreign Currency Matters", with the NTD as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income as a component of stockholders’ equity.

Foreign-currency Transactions
Foreign-currency transactions are recorded in New Taiwan dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ equity.

Statement of Cash Flows
Cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Comprehensive Income
Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity and comprehensive income (loss).

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments.

The carrying amounts of the Company's long-term debt approximate their fair value because of the short maturity and/or interest rates which are comparable to those currently available to the Company on obligations with similar terms.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

NOTE 2 – INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $1,858,612 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31:

	2014	2013
Federal income tax benefit attributable to:
Current Operations	$182,739	$217,614
Less: valuation allowance	(182,739)	(217,614)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$631,927	$449,188
Less: valuation allowance	(631,927)	(449,188)
Net deferred tax asset	$0	$0

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

NOTE 5 – OTHER PAYABLE

As of December 31, 2013, due to others amounted to $3,125,000. The amount represents the cash received from investors that intends to subscribe the Company’s common shares. The Company has not entered into any agreement on the stock subscription terms for these advances.

On August 5, 2014, the Company issued 3,000,000 shares of common stock to Cloud Media Investments Co., Ltd. at a price of $1.00 per share for aggregate gross proceeds of $3,000,000. On December 29, 2014, the Company issued 250,000 shares of common stock to an individual at a price of $0.5 per share for aggregate gross proceeds of $125,000 (see Note 7).

NOTE 6 – RELATED PARTY TRANSACTIONS

Loan from related parties- The Company has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. On August 5, 2014, the Company converted its outstanding related party payable totaling $600,480 into 660,480 shares of Common Stock at the deemed prices of $0.882 to $1.00.  On December 29, 2014, the Company converted its outstanding related party payable totaling $175,000 into 350,000 shares of Common Stock at the deemed prices of $0.5 (see Note 7). As of December 31, 2014, there were $109,859 advances outstanding.

NOTE 7 – COMMON STOCK

On August 5, 2014, the Company issued 3,730,480 shares of common stock for aggregate value of $3,670,480 at deemed prices as follows:

1. The Company converted its outstanding related party notes payable totaling $600,480 into 660,480 shares of Common Stock at the deemed prices as follows:

a)	508,480 shares at US$0.882 per share;
b)	152,000 shares at US$1.00 per share;

2. The Company issued an aggregate of 70,000 shares of common stock to three individuals at a deemed price of $1.00 per share, to pay $70,000 for their services.

3. The Company issued 3,000,000 shares of common stock to Cloud Media Investments Co., Ltd. at a price of $1.00 per share for aggregate gross proceeds of $3,000,000.

On December 29, 2014, the Company converted its outstanding related party notes payable and due to others totaling $300,000 into 600,000 shares of Common Stock at the deemed prices of $0.5 per share.

NOTE 8 – OPERATING LEASE

The Company leases a vehicle under long-term, non-cancellable operating lease agreement. The lease expires on February 2015. Lease expense totaled $23,911 and $20,787 for the year ended December 31, 2014 and 2013, respectively.

The following is a schedule of future minimum rental payments required under the operating lease agreement:

Twelve-month
Ending December 31,	Amount
2015	3,985
$3,985

NOTE 9 – TERMINATION OF A MATERIAL DEFINITIVE AGREEMENT

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

NOTE 10 – ENTRY INTO MATERIAL DEFINITIVE AGREEMENTS

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

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2014 up through the date the Company issued these financial statements.

****

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 pursuant to the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, as of December 31, 2014. This evaluation was carried out pursuant to the supervision and with the participation of our management, including our Chief Executive Officer, Principal Executive Officer, Chief Financial Officer and Principal Financial Officer, who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in this Annual Report has been made known to them.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) pursuant to the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Name	Age	Position Held with the Company
Heer Hsiao	44	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

En Ming Tseng	59	Director

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Heer Hsiao President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
En Ming Tseng Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Equity Compensation Plan Information.

We do not have an equity compensation plan.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of December 31, 2014, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 32,923,480 shares of common stock issued and outstanding as of December 31, 2014.

Name and Address of Beneficial Owners of Common Stock(1)	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Heer Hsiao(4)	Common Stock	46,000.14
TGB INC(2)(4)	Common Stock	22,000,000	66.42%
THE WORLD INC(3)(4)	Common Stock	6,000,000	18.11%
En Ming Tseng(4)	Common Stock	440,000	1.33
TOTAL DIRECTORS AND OFFICERS		28,486,00	86
CLOUD MEDIA INVESTMENTS CO., LTD UNIT 706, HALESON BUILDING EAST DISTRICT TAIWAN 701 REPUBLIC OF CHINA		3,000,000	9.06
5% SHAREHOLDERS
TOTAL DIRECTORS, OFFICERS AND 5% SHAREHOLDERS		31,486,000	95.06

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements and quarterly financial statement reviews for the periods ended:

Financial Statements for the Year Ended December 31	Audit Services		Audit Related Fees		Tax Fees		Other Fees

2014	$		$		$		$

2013		$10,000		$0		$0		$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8).

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws, as amended (1)
10.1	Definitive Agreement with Worldwide Media Investments Corp dated September 16, 2013(2)
10.2	Preliminary Definitive Agreement with Baby Trend, Inc. dated December 25, 2011(3)
10.3	Termination Notice re: Termination of Preliminary Definitive Agreement with Baby Trend, Inc. dated January 9, 2013(4)
10.4	Letter of Intent with Auxin Solar, LLC dated February 26, 2013(5)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on October 15, 2010.
(2)	Incorporated by reference to Exhibit 10.1 to Form 8K filed September 19, 2013.
(3)	Incorporated by reference to Exhibit 10.2 to Form 8K filed December 29, 2011
(4)	Incorporated by reference to Exhibit 10.3 to Form 8K filed February 13, 2013
(5)	Incorporated by reference to Exhibit 10.4 to Form 8K filed March 4, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIA INVESTMENTS CORP.

By: /s/ Heer Hsiao	April 14, 2015
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Principal Executive Officer and director

Pursuant to the requirements of the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By: /s/ En Ming Tseng	April 14 , 2015
Director

By: /s/ Heer Hsiao	April 14 , 2015
Director