Form 10-K/A
period 2014-12-31
GIA INVESTMENTS CORP.
filed 2019-05-21
CIK 1500497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

to

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number: 333-169955

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐

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

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

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

EXPLANATORY NOTE:  When the Company filed this Annual Report on Form 10-K on April 15, 2015, it mistakenly checked the box to indicate that the Company was a shell company (as defined in Rule 12b-2 of the Exchange Act).  The Company believes that it was not a shell company at that time, and is therefore filing this Amendment No. 1 to the Form 10-K solely to indicate (above) that the Company was not a shell company as of the date that the Form 10-K was filed with the Securities and Exchange Commission.  No other changes have been made to the Form 10-K Annual Report which was filed on April 15, 2015.

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

Although forward-looking statements in this Annual Report on Form 10-K /A reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include those specified in this Annual Report on Form 10-K /A.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K /A .  We file reports with the Securities and Exchange Commission (“SEC”).  You can read and copy any materials we file with the SEC at the SEC’S Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549.  You can obtain additional information about the operation of the Public Reference Room by Calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

GIA INVESTMENTS CORP.

By: /s/ Hsiao Yi Tsung	May 21, 2019
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Principal Executive Officer